Form 10-Q
period 2025-06-30
Willow Lane Acquisition Corp.
filed 2025-08-12
CIK 2032379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 12,650,000 Class A ordinary shares, $0.0001 par value and 4,628,674 Class B ordinary shares, $0.0001 par value, issued and outstanding.

WILLOW LANE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLOW LANE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$1,121,801	$1,368,608
Prepaid expenses	156,754	132,158
Total current assets	1,278,555	1,500,766
Long Term prepaid insurance	35,833	89,583
Investments in Trust Account	129,902,367	127,163,421
Total Assets	$131,216,755	$128,753,770

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$9,081	$1,772
Accrued offering costs	75,000	75,000
Total current liabilities	84,081	76,772
Deferred underwriting fee payable	4,427,500	4,427,500
Total Liabilities	4,511,581	4,504,272

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 12,650,000 shares at redemption value of approximately $10.27 and $10.05 per share at June 30, 2025, and December 31, 2024, respectively	129,902,367	127,163,421

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 12,650,000 shares subject to possible redemption) at June 30, 2025, and December 31, 2024	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,628,674 shares issued and outstanding at June 30, 2025 and December 31, 2024	463	463
Additional paid-in capital	—	—
Accumulated deficit	(3,197,656)	(2,914,386)
Total Shareholders’ Deficit	(3,197,193)	(2,913,923)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$131,216,755	$128,753,770

The accompanying notes are an integral part of the unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2025	2025
General and administrative expenses	$162,835	$305,907
Loss from operations	(162,835)	(305,907)

Other income:
Interest earned on cash in the Bank Account	10,791	22,637
Interest earned on Investments in Trust Account	1,374,969	2,738,946
Total other income	1,385,760	2,761,583

Net income	$1,222,925	$2,455,676

Weighted average shares outstanding of Class A Ordinary Shares	12,650,000	12,650,000
Basic and diluted net income per share, Class A Ordinary Shares	$0.07	$0.14
Weighted average shares outstanding of Class B Ordinary Shares	4,628,674	4,628,674
Basic and diluted net income per share, Class B Ordinary Shares	$0.07	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	4,628,674	$463	$—	$(2,914,386)	$(2,913,923)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	(1,363,977)	(1,363,977)

Net income	—	—	—	1,232,751	1,232,751

Balance – March 31, 2025	4,628,674	$463	$—	$(3,045,612)	$(3,045,149)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	(1,374,969)	(1,374,969)

Net income	—	—	—	1,222,925	1,222,925

Balance – June 30, 2025	4,628,674	$463	$—	$(3,197,656)	$(3,197,193)

The accompanying notes are an integral part of the unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,455,676
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Investments in Trust Account	(2,738,946)
Changes in operating assets and liabilities:
Prepaid expenses and insurance	29,154
Accrued expenses	7,309
Net cash used in operating activities	(246,807)

Net Change in Cash	(246,807)
Cash - Beginning of period	1,368,608
Cash - End of period	$1,121,801

The accompanying notes are an integral part of the unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from July 3, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on November 12, 2024, the amount of $126,879,500 ($10.03 per Unit) from both the net proceeds of the Initial Public Offering and a portion of the net proceeds from the Private Placement was placed in the trust account (“Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds are held in cash, including in demand deposit accounts at a bank, or invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status of the Company under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

JUNE 30, 2025

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,121,801 in cash and working capital of $1,194,474. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the Initial Public Offering on November 12, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

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

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 27, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,121,801 and $1,368,608 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Investments held in Trust

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $129,902,367 and $127,163,421, respectively, were held in money market funds investing in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

JUNE 30, 2025

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with section 480-10-S99 of FASB ASC Topic 480 “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2025 and December 31, 2024, the Class A Ordinary Shares subject to redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(822,250)
Class A Ordinary Shares issuance costs	(7,466,569)
Plus:
Accretion for Class A Ordinary Shares to redemption amount	8,952,240
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$127,163,421
Plus:
Accretion for Class A Ordinary Shares to redemption amount	1,363,977
Class A Ordinary Shares subject to possible redemption, March 31, 2025	128,527,398
Plus:
Accretion for Class A Ordinary Shares to redemption amount	1,374,969
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$129,902,367

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

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The calculation of diluted net income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 11,470,722 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three and six months ended June 30, 2025. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$895,323	$327,602	$1,797,840	$657,836
Denominator:
Weighted-average shares outstanding	12,650,000	4,628,674	12,650,000	4,628,674
Basic and diluted net income per Ordinary Share	$0.07	$0.07	$0.14	$0.14

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor, BTIG and Craig-Hallum purchased an aggregate of 5,145,722 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $5,145,722 in the aggregate, in the Private Placement. Of those 5,145,722 Private Placement Warrants, the Sponsor purchased 4,007,222 Private Placement Warrants and BTIG and Craig-Hallum, together, purchased an aggregate of 1,138,500 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, BTIG and Craig-Hallum, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by the BTIG and Craig-Hallum and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

JUNE 30, 2025

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

IPO Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest-bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. On November 12, 2024, the Company had borrowed $103,576 under the IPO Promissory Note. Subsequently, on November 18, 2024, the Company paid the IPO Promissory Note balance of $103,576. As of June 30, 2025 and December 31, 2024, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 8, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2025, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.

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

JUNE 30, 2025

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no shares of Class A Ordinary Shares issued or outstanding, excluding 12,650,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On July 17, 2024, the Sponsor purchased, and the Company issued to the Sponsor, 4,364,250 Class B Ordinary Shares for $25,000, or approximately $0.006 per share. Subsequently, on September 27, 2024, the Company through a share capitalization issued to the Sponsor an additional 264,424 fully paid Class B Ordinary Shares; consequently, the Sponsor has purchased and holds an aggregate of 4,628,674 Class B Ordinary Shares. Following and because of that capitalization and issuance of additional Class B Ordinary Shares, the Sponsor is deemed to have purchased the Class B Ordinary Shares for $0.005 per share. As of June 30, 2025 and December 31, 2024, there were 4,628,674 Class B Ordinary Shares issued and outstanding.

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

Holders of record of the Class A Ordinary Shares and Class B Ordinary Shares are entitled to one vote for each Ordinary Share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Charter or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Charter, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Charter, such actions include amending the Amended and Restated Charter and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Charter may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Warrants

As of June 30, 2025 and December 31, 2024, there were 11,470,722 Warrants outstanding, including 6,325,000 Public Warrants and 5,145,722 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the Warrant Agreement, dated November 7, 2024 that the Company entered into with Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

JUNE 30, 2025

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025
Assets:
Investments held in Trust Account	1	$129,902,367

	Level	December 31, 2024
Assets:
Investments held in Trust Account	1	$127,163,421

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

Both Public and Private Warrants are not remeasured subsequent to the date of the Initial Public Offering.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2025
General and administrative expenses	$162,835	$305,907
Interest earned on the Trust Account	$1,374,969	$2,738,946

	June 30, 2025	December 31, 2024
Investments in Trust Account	$129,902,367	$127,163,421

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated November 7, 2024, which the Company entered into with Continental, as trustee of the Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the accompanying condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying condensed financial statements.

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

Recent Developments

On July 10, 2025, the board of directors (the “Board”) of the Company appointed Simón Gaviria Muñoz as a member of the Board. Mr. Muñoz will serve as a Class II director.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 3, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account and our bank account. We incur expenses as a result of being a public company, including legal, financial reporting, accounting and auditing compliance expenses, among others, as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $1,222,925, which consisted of interest earned on marketable securities held in the Trust Account of $1,374,969 and interest earned on funds kept in the Bank Account of $10,791, offset by operating expenses of $162,835.

For the six months ended June 30, 2025, we had a net income of $2,455,676, which consisted of interest earned on investments held in the Trust Account of $2,738,946 and interest earned on funds kept in the Bank Account of $22,637, offset by operating expenses of $305,907.

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

Following the Initial Public Offering, the full exercise of the Over-Allotment Option and the Private Placement, a total of $126,879,500 was placed in the Trust Account. We incurred $7,538,114 in Initial Public Offering related costs, including $2,530,000 of cash underwriting fees, $4,427,500 of deferred underwriting fees, and $580,614 of other offering costs. The proceeds held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

For the six months ended June 30, 2025, net cash used in operating activities was $246,807. Net income of $2,455,676, which includes interest earned on marketable securities held in Trust of $2,738,946 and changes in operating assets and liabilities, used $36,463 of cash from operating activities.

At June 30, 2025, we had cash and investments held in the Trust Account of $129,902,367 (including $3,022,867 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, if any, and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2025, we had cash of $1,121,801 held outside of the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On July 18, 2024, our Sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan was non-interest-bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. As of November 12, 2024, we had borrowed $103,576 under the IPO Promissory Note. Subsequently, on November 18, 2024, we paid the IPO Promissory Note balance of $103,576. As of June 30, 2025 and December 31, 2024, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note are no longer available.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we may repay such Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of June 30, 2025 and December 31, 2024.

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

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, commencing on November 8, 2024, through the earlier of consummation of the initial Business Combination and our liquidation we pay an affiliate of the Sponsor an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2025, we incurred and paid $30,000 and $60,000 in fees for these services pursuant to the Administrative Services Agreement.

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

Net Income per Ordinary Share

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

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the financial statements and notes thereto contained elsewhere in this Report.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal period ended June 30, 2025.

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

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

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

Our IPO Registration Statement was declared effective by the SEC on November 8, 2024, and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Articles”), we have until November 12, 2026 to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to November 7, 2027, in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

•	making our securities appear to be less attractive to potential target companies than the securities of an exchange-listed SPAC;
•	limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	limited news and analyst coverage; and
•	decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW LANE ACQUISITION CORP.

Date: August 12, 2025	By:	/s/ B. Luke Weil
	Name:	B. Luke Weil
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

