Form 10-Q
period 2025-09-30
Willow Lane Acquisition Corp.
filed 2025-11-12
CIK 2032379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-42400

WILLOW LANE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West 57th Street, Suite 415, New York, New York	10107
(Address of principal executive offices)	(Zip Code)

(646) 565-3861

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	WLACU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	WLAC	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole Redeemable Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	WLACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2025, there were 12,650,000 Class A Ordinary Shares, par value $0.0001 per share, and 4,628,674 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

WILLOW LANE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and the Period from July 3, 2024 (inception) through September 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and the Period from July 3, 2024 (inception) through September 30, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and the Period from July 3, 2024 (inception) through September 30, 2024 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	Mine Safety Disclosures.	27

Item 5.	Other Information.	27

Item 6.	Exhibits.	28

SIGNATURES		29

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 27, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 7, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU” are to FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”

●	“Board of Directors” or “Board” are to our board of directors;

●	“Boost Run” are to Boost Run Holdings, LLC, a Delaware limited liability company;

●	“Boost Run Business Combination” are to the transactions contemplated by the Boost Run Business Combination Agreement (as defined below);

●	“Boost Run Business Combination Agreement” are to the Business Combination Agreement, dated as of September 15, 2025, by and among (i) our Company, (ii) Boost Run, (iii) Pubco (as defined below), (iv) the Merger Subs (as defined below), (v) the SPAC Representative (as defined below) in accordance with the terms and conditions of the Boost Run Business Combination Agreement and (vi) the Seller Representative (as defined below) in accordance with the terms and conditions of the Boost Run Business Combination Agreement;

●	“Boost Run Registration Statement” are to the Registration Statement to be filed on Form S-4, which will include a proxy statement/prospectus, in connection with the Boost Run Business Combination;

●	“BTIG” are to BTIG, LLC, the sole book-running manager for and representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

ii

●	“Closing” are to the consummation of the Boost Run Business Combination;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to November 12, 2026 (or such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Willow Lane Acquisition Corp., a Cayman Islands exempted company;

●	“Company Merger Sub” are to Benchmark Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Craig-Hallum” are to Craig-Hallum Capital Group LLC, co-manager for the Initial Public Offering;

●	“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Effective Time” are to 5:00 p.m. New York City time on the date of the Closing (or such other date and/or time as may be agreed in writing by Boost Run and our Company), at which time each of the Mergers shall be consummated simultaneously by the filing of appropriate certificates of merger with the Secretary of State of the State of Delaware;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 12, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Proceeds” are to the gross proceeds of the Initial Public Offering;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on July 18, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 3, 2024, as amended, and declared effective on November 7, 2024 (File No. 333-282495);

iii

●	“Letter Agreement” are to the Letter Agreement, dated November 7, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Mergers” are to (i) SPAC Merger Sub merging with and into our Company, with our Company continuing as the surviving entity, and (ii) Company Merger Sub merging with and into Boost Run, with Boost Run continuing as the surviving entity, together;

●	“Merger Subs” are to SPAC Merger Sub and Company Merger Sub, together;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,650,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 1,650,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor, BTIG and Craig-Hallum in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated November 7, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated November 7, 2024, which we entered into with BTIG and Craig-Hallum, together;

●	“Pubco” are to Boost Run Inc., a Delaware corporation;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 7, 2024, which we entered into with the Sponsor, BTIG and Craig-Hallum;

iv

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Seller Representative” are to Andrew Karos, solely in his capacity as the representative, from and after the Effective Time, of the Sellers (as defined below) as of immediately prior to the Effective Time and their successors and assigns;

●	“Sellers” are to the holders of Boost Run’s issued and outstanding membership interests;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“SPAC Merger Sub” are to Benchmark Merger Sub I Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco;

●	“SPAC Representative” are to George Peng, solely in his capacity as the representative, from and after the Effective Time, of our shareholders as of immediately prior to the Effective Time and their successors and assigns (other than the holders of Boost Run’s issued and outstanding membership interests);

●	“Sponsor” are to Willow Lane Sponsor, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $126,879,500 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated November 7, 2024, which we entered into with BTIG, as representative of the Underwriters;

●	“Underwriting Agreement Amendment” are to amendment to the Underwriting Agreement, dated October 17, 2025, which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLOW LANE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$561,174	$1,368,608
Prepaid expenses	159,481	132,158
Total current assets	720,655	1,500,766
Long Term prepaid insurance	8,958	89,583
Investments in Trust Account	131,283,264	127,163,421
Total Assets	$132,012,877	$128,753,770

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$19,672	$1,772
Accrued offering costs	75,000	75,000
Total current liabilities	94,672	76,772
Deferred underwriting fee payable	4,427,500	4,427,500
Total Liabilities	4,522,172	4,504,272

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 12,650,000 shares at redemption value of approximately $10.38 and $10.05 per share at September 30, 2025, and December 31, 2024, respectively	131,283,264	127,163,421

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 12,650,000 shares subject to possible redemption) at September 30, 2025, and December 31, 2024	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,628,674 shares issued and outstanding at September 30, 2025 and December 31, 2024	463	463
Additional paid-in capital	—	—
Accumulated deficit	(3,793,022)	(2,914,386)
Total Shareholders’ Deficit	(3,792,559)	(2,913,923)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$132,012,877	$128,753,770

The accompanying notes are an integral part of the unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the Period from July 3, 2024 (inception) through September 30, 2024
General and administrative costs	$604,405	$910,312	$43,124
Loss from operations	(604,405)	(910,312)	(43,124)

Other income:
Interest earned on cash in the bank account	9,039	31,676	—
Interest earned on Investments in Trust Account	1,380,897	4,119,843	—
Total other income	1,389,936	4,151,519	—

Net income (loss)	$785,531	$3,241,207	$(43,124)

Weighted average shares outstanding of Class A Ordinary Shares	12,650,000	12,650,000	—
Basic and diluted net income (loss) per share, Class A Ordinary Shares	$0.05	$0.19	$—
Weighted average shares outstanding of Class B Ordinary Shares	4,628,674	4,628,674	4,024,934
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.05	$0.19	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	4,628,674	$463	$—	$(2,914,386)	$(2,913,923)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	(1,363,977)	(1,363,977)

Net income	—	—	—	1,232,751	1,232,751

Balance – March 31, 2025	4,628,674	$463	$—	$(3,045,612)	$(3,045,149)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	(1,374,969)	(1,374,969)

Net income	—	—	—	1,222,925	1,222,925

Balance – June 30, 2025	4,628,674	$463	$—	$(3,197,656)	$(3,197,193)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	(1,380,897)	(1,380,897)

Net income	—	—	—	785,531	785,531

Balance – September 30, 2025	4,628,674	$463	$—	$(3,793,022)	$(3,792,559)

FOR THE PERIOD FROM JULY 3, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — July 3, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	4,628,674	463	24,537		25,000

Net loss	—	—	—	(43,124)	(43,124)

Balance – September 30, 2024	4,628,674	$463	$24,537	$(43,124)	$(18,124)

The accompanying notes are an integral part of the unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Period from July 3, 2024 (inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$3,241,207	$(43,124)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	—	10,863
Payment of general and administrative costs through IPO Promissory Note	—	20,821
Interest earned on Investments in Trust Account	(4,119,843)	—
Changes in operating assets and liabilities:
Prepaid expenses and insurance	53,302	—
Accrued expenses	17,900	11,440
Net cash used in operating activities	(807,434)	—

Net Change in Cash	(807,434)	—
Cash – Beginning of period	1,368,608	—
Cash – End of period	$561,174	$—

Non-cash financing activities:
Offering costs included in accrued offering costs	$—	$6,004
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$14,137
Deferred offering costs paid through IPO Promissory Note - related party	$—	$30,664
Prepaid services contributed by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$335

The accompanying notes are an integral part of the unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from July 3, 2024 (inception) through September 30, 2025, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Willow Lane Sponsor, LLC, a Delaware limited liability Company (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 3, 2024, as amended (File No. 333-282495), was declared effective on November 7, 2024 (the “IPO Registration Statement”). On November 12, 2024, the Company consummated the initial public offering of 12,650,000 units of the Company at $10.00 per unit (the “Units”), which included the full exercise by the several underwriters of the Initial Public Offering (the “Underwriters”) their over-allotment option (the “Over-Allotment Option”) in the amount of 1,650,000 Units (the “Option Units”), at $10.00 per Unit, generating gross proceeds of $126,500,000 (the “Initial Public Offering”, and such proceeds, the “IPO Proceeds”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,145,722 warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to (i) the Sponsor, (ii) BTIG, LLC, representative of the Underwriters (“BTIG”) and (iii) Craig-Hallum Capital Group LLC, the co-manager of the Initial Public Offering (“Craig-Hallum”), generating gross proceeds of $5,145,722 (the “Private Placement”), which is described in Note 4. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee (as defined in Note 6) and taxes payable, if any).

Transaction costs amounted to $7,538,114, consisting of $2,530,000 of cash underwriting fees, the Deferred Fee of up to $4,427,500, and $580,614 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and income taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Following the closing of the Initial Public Offering on November 12, 2024, the amount of $126,879,500 ($10.03 per Unit) from both the net proceeds of the Initial Public Offering and a portion of the net proceeds from the Private Placement was placed in the trust account (“Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and are initially held in cash, including in demand deposit accounts at a bank, or invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status of the Company under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Except with respect to amounts withdrawn to pay taxes, other than excise taxes if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by November 12, 2026 (as may be extended by shareholder approval to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to extend the date by which the Company must consummate an initial Business Combination) or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”)), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles to (x) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (y) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

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

The Ordinary Shares (as defined in Note 5) subject to redemption were recorded at a redemption value and classified as temporary equity at the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less income taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated November 7, 2024 (as amended, the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less income taxes payable, provided that such liability will not apply to any claims by a third party (other than the Company’s independent public accountants) or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, there can be no assurance that the Sponsor will be able to satisfy those obligations.

Boost Run Business Combination

On September 15, 2025, the Company entered into a Business Combination Agreement (the “Boost Run Business Combination Agreement”) with (i) Boost Run Holdings, LLC, a Delaware limited liability company (“Boost Run”), (ii) Boost Run Inc., a Delaware corporation (“Pubco”), (iii) Benchmark Merger Sub I Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), (iv) Benchmark Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and, together with SPAC Merger Sub, the “Merger Subs”), (v) George Peng, solely in his capacity as the representative (the “SPAC Representative”), from and after the Effective Time (as defined below), of the Company’s shareholders as of immediately prior to the Effective Time and their successors and assigns (other than the holders of Boost Run’s issued and outstanding membership interests (the “Sellers”)), in accordance with the terms and conditions of the Boost Run Business Combination Agreement, and (vi) Andrew Karos, solely in his capacity as the representative (the “Seller Representative”), from and after the Effective Time, of the Sellers as of immediately prior to the Effective Time and their successors and assigns, in accordance with the terms and conditions of the Boost Run Business Combination Agreement.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Prior to the consummation (the “Closing”) of the transactions contemplated by the Boost Run Business Combination Agreement (the “Boost Run Business Combination”), the Company shall transfer, by way of continuation, out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation. At the Closing, (i) SPAC Merger Sub shall merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger”), as a result of which the securities of the Company immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the consideration described in the Boost Run Business Combination Agreement; (ii) Company Merger Sub will merge with and into Boost Run, with Boost Run continuing as the surviving entity (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), as a result of which the securities of Boost Run immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the consideration described in the Boost Run Business Combination Agreement; and (iii) as a result of the Mergers, the Company and Boost Run will become wholly-owned subsidiaries of Pubco and Pubco will become a publicly traded company. As used herein, “Effective Time” means 5:00 p.m. New York City Time. on the date of the Closing (or such other date and/or time as may be agreed in writing by Boost Run and the Company), at which time each of the Mergers shall be consummated simultaneously by the filing of appropriate certificates of merger with the Secretary of State of the State of Delaware.

For more information regarding the Boost Run Business Combination Agreement and the Boost Run Business Combination, see to the Company’s filings with the SEC, including the Current Reports on Form 8-K filed by the Company with the SEC on September 15, 2025, September 16, 2025 and September 19, 2025, as well as the registration statement on Form S-4 to be filed by Pubco, and the other filings that the Company and Pubco may make from time to time with the SEC.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $561,174 in cash and working capital of $625,983.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the accompanying unaudited condensed financial statements. The Company has until November 12, 2026, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company). Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the accompanying unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement and the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 27, 2025. The interim results for the three and nine months ended September 30, 2025, and for the period from July 3, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $561,174 and $1,368,608 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $131,283,264 and $127,163,421, respectively, were held in money market funds investing in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Accounting for Offering Costs”, and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Warrants were accounted for under equity treatment.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with section FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2025 and December 31, 2024, the Class A Ordinary Shares subject to redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(822,250)
Class A Ordinary Shares issuance costs	(7,466,569)
Plus:
Accretion for Class A Ordinary Shares to redemption amount	8,952,240
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$127,163,421
Plus:
Accretion for Class A Ordinary Shares to redemption amount	1,363,977
Class A Ordinary Shares subject to possible redemption, March 31, 2025	128,527,398
Plus:
Accretion for Class A Ordinary Shares to redemption amount	1,374,969
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$129,902,367
Plus:
Accretion for Class A Ordinary Shares to redemption amount	1,380,897
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$131,283,264

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, Class A Ordinary Shares and Class B Ordinary Shares (as defined in Note 5). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period.

The calculation of diluted net income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 11,470,722 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three and nine months ended September 30, 2025 and for the period from July 3, 2024 (inception) through September 30, 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025		For the Period from July 3, 2024 (inception) through September 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$575,100	$210,431	$2,372,941	$868,266	$—	$(43,124)
Denominator:
Weighted-average shares outstanding	12,650,000	4,628,674	12,650,000	4,628,674	—	4,024,934
Basic and diluted net income (loss) per Ordinary Share	$0.05	$0.05	$0.19	$0.19	$—	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, BTIG and Craig-Hallum, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by the BTIG and Craig-Hallum and/or their designees, are not exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

Note 5 — Related Party Transactions

Founder Shares

On July 17, 2024, the Sponsor purchased, and the Company issued 4,364,250 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”), to the Sponsor (such shares, the “Founder Shares”) for $25,000, or approximately $0.006 per share. Subsequently, on September 27, 2024, the Company through a share capitalization issued to the Sponsor an additional 264,424 fully paid Class B Ordinary Shares; consequently, the Sponsor has purchased and holds an aggregate of 4,628,674 Class B Ordinary Shares. Following and because of that capitalization and issuance of additional Class B Ordinary Shares, the Sponsor is deemed to have purchased the Class B Ordinary Shares for $0.005 per share.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

IPO Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest-bearing, unsecured and due at the earlier of December 31, 2024, or the closing of the Initial Public Offering. On November 12, 2024, the Company had borrowed $103,576 under the IPO Promissory Note. Subsequently, on November 18, 2024, the Company paid the IPO Promissory Note balance of $103,576. As of December 31, 2024, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note were no longer available.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 8, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2025, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the period from July 3, 2024 (inception) through September 30, 2024, the Company did not incur fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated November 7, 2024, which the Company entered into with the Sponsor and the other signatories thereto. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. Notwithstanding anything to the contrary, BTIG and Craig-Hallum may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG and Craig-Hallum may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Underwriters were entitled to a cash underwriting discount of $2,530,000 (2.0% of the IPO Proceeds, including the proceeds from the Option Units). This amount was paid at the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting fee of up to $4,427,500 (3.50% of the IPO Proceeds held in the Trust Account, including the proceeds from the Option Units) upon the completion of the initial Business Combination (the “Deferred Fee”), subject to the terms of the underwriting agreement, dated November 7, 2024, that the Company entered into with BTIG as the representative of the Underwriters (the “Underwriting Agreement”). The Deferred Fee shall be based partly on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

Advisory Agreement

On September 15, 2025, D.A. Davidson & Co. (“Davidson”) was engaged by the Company as a capital markets advisor in connection with the Boost Run Business Combination (the “Advisory Agreement”). For performing the services pursuant to the Advisory Agreement, the Company will pay Davidson a cash fee of $700,000, payable only upon closing the Boost Run Business Combination, which shall become due immediately upon the closing of the Boost Run Business Combination. The Advisory Agreement terminates upon the closing of the Boost Run Business Combination, or upon the written notice of either party.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 12,650,000 Class A Ordinary Shares subject to possible redemption.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On July 17, 2024, the Sponsor purchased, and the Company issued to the Sponsor, 4,364,250 Class B Ordinary Shares for $25,000, or approximately $0.006 per share. Subsequently, on September 27, 2024, the Company, through a share capitalization, issued to the Sponsor an additional 264,424 fully paid Class B Ordinary Shares; consequently, the Sponsor has purchased and holds an aggregate of 4,628,674 Class B Ordinary Shares. Following and because of that capitalization and issuance of additional Class B Ordinary Shares, the Sponsor is deemed to have purchased the Class B Ordinary Shares for $0.005 per share. As of September 30, 2025 and December 31, 2024, there were 4,628,674 Class B Ordinary Shares issued and outstanding.

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

Holders of record of the Ordinary Shares are entitled to one vote for each Ordinary Share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Warrants

As of September 30, 2025 and December 31, 2024, there were 11,470,722 Warrants outstanding, including 6,325,000 Public Warrants and 5,145,722 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the Warrant Agreement, dated November 7, 2024 that the Company entered into with Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Investments in Trust Account	1	$131,283,264

	Level	December 31, 2024
Assets:
Investments in Trust Account	1	$127,163,421

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The Warrants are not remeasured subsequent to the date of the Initial Public Offering.

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the Period from July 3, 2024 (inception) through September 30, 2024
General and administrative costs	$604,405	$910,312	$43,124
Interest earned on investments in Trust Account	$1,380,897	$4,119,843	$—

	September 30, 2025	December 31, 2024
Investments in Trust Account	$131,283,264	$127,163,421

WILLOW LANE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated November 7, 2024, which the Company entered into with Continental, as trustee of the Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through the date that the accompanying condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On October 17, 2025, the Company and BTIG entered into an amendment to the Underwriting Agreement (the “Amendment”), pursuant to which the Deferred Fee of 3.5% of the IPO Proceeds payable to the Underwriters under the Underwriting Agreement upon the occurrence of the Specified Event (as defined in the Underwriting Agreement) shall be comprised of the following components: (i) a gross spread of 2.25% of the IPO Proceeds, payable to the Underwriters in cash, (ii) a gross spread of up to 0.75% of the IPO Proceeds, payable to the Underwriters in cash, such amount to be based on the funds available in the Trust Account after redemptions of Public Shares, solely in the event that the Company completes an initial Business Combination and (iii) a gross spread of 0.5% of the IPO Proceeds (the “Allocable Amount”), payable to BTIG in cash, provided that the Sponsor or the Company shall have the right to allocate (in their sole discretion) any portion of the Allocable Amount to pay for expenses incurred by the Company in consummating an initial Business Combination.

In addition, the Amendment provides that each Underwriter may, prior to the Specified Event and at its sole discretion, forfeit all or any part of its right or claim to the Deferred Fee by giving written notice to the Company.

The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.8 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, to which the accompanying unaudited condensed financial statements and these notes form a part, which is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on July 3, 2024 for the purpose of effecting a Business Combination. Our Sponsor is Willow Lane Sponsor, LLC.

We may pursue an initial Business Combination target in any business or industry or at any stage of its corporate evolution. Our primary focus, however, has been in completing a Business Combination with an enterprise value of less than $1 billion; although, we may acquire a business of any size poised for continued growth, led by a highly regarded management team. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the Boost Run Business Combination, will be successful.

Our IPO Registration Statement became effective on November 7, 2024. On November 12, 2024, we consummated our Initial Public Offering of 12,650,000 Units, including 1,650,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $126,500,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 5,145,722 Private Placement Warrants to the Sponsor, BTIG and Craig-Hallum in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5,145,722. Of those 5,145,722 Private Placement Warrants, (i) the Sponsor purchased 4,007,222 Private Placement Warrants and (ii) BTIG and Craig-Hallum purchased 1,138,500 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $126,879,500 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until the end of the Combination Period (November 12, 2026, 24 months from the closing of the Initial Public Offering, or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles), to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Boost Run Business Combination

On September 15, 2025, we entered into the Boost Run Business Combination Agreement with (i) Boost Run, (ii) Pubco, (iii) the Merger Subs, (iv) the SPAC Representative, in accordance with the terms and conditions of the Boost Run Business Combination Agreement, and (vi) the Seller Representative, in accordance with the terms and conditions of the Boost Run Business Combination Agreement. Prior to the Closing, we shall transfer, by way of continuation, out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation. At the Closing, (i) SPAC Merger Sub shall merge with and into our Company, with our Company continuing as the surviving entity, as a result of which our securities immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the certain consideration; (ii) Company Merger Sub will merge with and into Boost Run, with Boost Run continuing as the surviving entity, as a result of which the securities of Boost Run immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for certain consideration; and (iii) as a result of the Mergers, our Company and Boost Run will become wholly-owned subsidiaries of Pubco and Pubco will become a publicly traded company.

For more information on Boost Run and the Boost Run Business Combination, see our Current Report on Form 8-K, as filed with the SEC on September 19, 2025, and the Boost Run Registration Statement.

Recent Developments

On October 17, 2025, we entered into the Underwriting Agreement Amendment with BTIG, pursuant to which the Deferred Fee of 3.5% of the IPO Proceeds payable to the Underwriters under the Underwriting Agreement upon the occurrence of the Specified Event (as defined in the Underwriting Agreement) shall be comprised of the following components: (i) a gross spread of 2.25% of the IPO Proceeds, payable to the Underwriters in cash, (ii) a gross spread of up to 0.75% of the IPO Proceeds, payable to the Underwriters in cash, such amount to be based on the funds available in the Trust Account after redemptions of Public Shares, solely in the event that we complete an initial Business Combination and (iii) a gross spread of 0.5% of the IPO Proceeds, payable to BTIG in cash, provided that the Sponsor or our Company shall have the right to allocate (in their sole discretion) any portion of such gross spread of 0.5% of the IPO Proceeds to pay for expenses incurred by us in consummating an initial Business Combination.

In addition, the Amendment provides that each Underwriter may, prior to the Specified Event and at its sole discretion, forfeit all or any part of its right or claim to the Deferred Fee by giving written notice to us.

The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.8 of the Report and is incorporated herein by reference.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 3, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Boost Run Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $785,531, which consisted of interest earned on marketable securities held in the Trust Account of $1,380,897 and interest earned on funds kept in the bank account of $9,039, offset by operating expenses of $604,405.

For the nine months ended September 30, 2025, we had a net income of $3,241,207, which consisted of interest earned on investments held in the Trust Account of $4,119,843 and interest earned on funds kept in the bank account of $31,676, offset by operating expenses of $910,312.

For the period from July 3, 2024 (inception) through September 30, 2024, we had a net loss of $43,124, which primarily consisted of operating expenses.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $126,879,500 was initially placed in the Trust Account. We incurred $7,538,114 in Initial Public Offering related costs, including $2,530,000 of cash underwriting fees, the Deferred Fee of up to $4,427,500, and $580,614 of other offering costs.

For the nine months ended September 30, 2025, net cash used in operating activities was $807,434. Net income of $3,241,207, which includes interest earned on marketable securities held in the Trust Account of $4,119,843 and changes in operating assets and liabilities, provided $71,202 of cash from operating activities.

For the period from July 3, 2024 (inception) through September 30, 2024, net cash used in operating activities was $0.

As of September 30, 2025 and December 31, 2024, we had cash and investments held in the Trust Account of $131,283,264 and $127,163,421 (including $4,403,764 and $283,921 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination company, to make other acquisitions and to pursue growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025 and December 31, 2024, we had cash held outside of the Trust Account of $561,174 and $1,368,608. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside the Trust Account.

Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and were payable on the earlier of December 31, 2024, or the completion of our Initial Public Offering. The loan of $103,576 was fully repaid upon the consummation of our Initial Public Offering on November 18, 2024. As of December 31, 2024, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note were no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans, except to the extent that the lender opts to convert such Working Capital Loans into warrants, as described below. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Going Concern

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, we have determined that our Company has incurred and expects to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise additional capital will be successful. We lack the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”. We have until November 12, 2026, to consummate a Business Combination unless we elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules and with the Amended and Restated Articles. Such an extension requires the approval of our shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on our Company). Should a Business Combination not occur, there may be a mandatory liquidation and subsequent dissolution of our Company. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, commencing on November 8, 2024, through the earlier of consummation of the initial Business Combination and our liquidation, we pay an affiliate of the Sponsor an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2025, we incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the period from July 3, 2024 (inception) through September 30, 2024, we did not incur fees for these services.

Underwriting Agreement

Pursuant to the Underwriting Agreement, the Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,650,000 Option Units to cover over-allotments, if any. On November 12, 2024, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the Over-Allotment Option and purchased the additional 1,650,000 Option Units at a price of $10.00 per Unit.

The Underwriters were entitled to a cash underwriting discount of $2,530,000 (2.0% of the IPO Proceeds, including the proceeds from sale of the Option Units). This amount was paid at the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to an additional fee of up to $4,427,500 (3.50% of the IPO Proceeds held in the Trust Account, including proceeds from the sale of the Option Units) upon the completion of the initial Business Combination, subject to the terms of the Underwriting Agreement, as amended by the Underwriting Agreement Amendment, but such Deferred Fee shall be based partly on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

Registration Rights

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG and Craig-Hallum may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG and Craig-Hallum may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Further, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which we completes liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements as our Sponsor, directors and officers with respect to any Founder Shares. Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (y) if we consummate a transaction after the initial Business Combination that results in our shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up described above.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—”Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets included in this Report under Item 1. “Financial Statements”.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income (loss) pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Warrant Liabilities

We accounted for the 6,325,000 Public Warrants and the 5,145,722 Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, as filed with the SEC on May 14, 2025 and August 12, 2025, respectively. As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

SEC review delays caused by any government shutdown may delay or interfere with our ability to complete our initial Business Combination.

Each year, the U.S. Congress must pass all spending bills in the federal budget. If spending bills are not timely passed, a government shutdown could occur, and the work of many parts of the federal government, including the SEC, would be required to halt except for the work of federal employees who are deemed essential. A government shutdown commenced on October 1, 2025 and has continued through the date of this Report. As the SEC has remained closed during the shutdown, the delayed SEC review process with respect to the Boost Run Registration Statement may result in a delay in or interference with our ability to consummate our initial Business Combination. Possible future shutdowns of the federal government could result in further delays in or interference with our ability to consummate our initial Business Combination.

For risks related to Boost Run and the Boost Run Business Combination, please see the Boost Run Registration Statement once filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our 2024 Annual Report. There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of September 15, 2025, by and among the Company, Boost Run, Pubco, the Merger Subs, the SPAC Representative and the Seller Representative. (1)
10.1	Form of Seller Support Agreement. (1)
10.2	Form of Lock-Up Agreement. (1)
10.3	Amendment to Letter Agreement, dated as of September 15, 2025, by and among the Company, the Sponsor, BTIG, Pubco, Boost Run and the members of the Company’s board of directors or management team who are signatories thereto. (1)
10.4	Form of Non-Competition and Non-Competition Agreement by and among the Company, Pubco, Boost Run and Andrew Karos. (1)
10.5	Form of Amended and Restated Registration Rights Agreement. (1)
10.6	Transfer Agreement, dated as of September 15, 2025, by and between the Company and Goodrich ILMJS LLC. (1)
10.7	Earnout Agreement, dated as of September 15, 2025, by and among the Sponsor, Pubco and Goodrich ILMJS LLC. (1)
10.8	Amendment to the Underwriting Agreement, dated as of October 17, 2025, by and between the Company and BTIG. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on September 19, 2025.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2025	WILLOW LANE ACQUISITION CORP.

	By:	/s/ B. Luke Weil
	Name:	B. Luke Weil
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

