Form 10-K
period 2025-12-31
Willow Lane Acquisition Corp.
filed 2026-02-19
CIK 2032379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $129,409,500.

As of February 19, 2026, there were 12,650,000 Class A Ordinary Shares, par value $0.0001 per share, and 4,628,674 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

WILLOW LANE ACQUISITION CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Boost Run Business Combination (as defined below);

●	our expectations regarding the potential performance of the prospective target business or businesses, such as the business of Boost Run (as defined below);

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders, if needed;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 27, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 7, 2024, which we entered into with an affiliate of our Sponsor, for office space, utilities and secretarial and administrative support;

●	“Advisor” is to Lorne Weil, our advisor;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Boost Run” are to Boost Run Holdings, LLC, a Delaware limited liability company;

●	“Boost Run Business Combination” are to the transactions contemplated by the Boost Run BCA (as defined below);

●	“Boost Run BCA” are to the Business Combination Agreement, dated as of September 15, 2025 and as amended by the Boost Run BCA Amendment (as defined below), by and among (i) our Company, (ii) Boost Run, (iii) Pubco (as defined below), (iv) the Merger Subs (as defined below), (v) the SPAC Representative (as defined below) in accordance with the terms and conditions of the Boost Run BCA and (vi) the Seller Representative (as defined below) in accordance with the terms and conditions of the Boost Run BCA;

●	“Boost Run BCA Amendment” are to Amendment No. 1 to the Business Combination Agreement, dated as of January 13, 2026, which we entered into with (i) Boost Run and (ii) Pubco;

●	“Boost Run Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the Boost Run Business Combination, and which was initially filed by Pubco and Boost Run with the SEC on January 13, 2026, as amended from time to time (File No. 333-292712);

●	“BTIG” are to BTIG, LLC, the sole book-running manager for and representative of the Underwriters (as defined below) and a capital markets advisor to us;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of November 7, 2024;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Closing” are to the consummation of the Boost Run Business Combination;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to November 12, 2026 (or such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Willow Lane Acquisition Corp., a Cayman Islands exempted company;

●	“Company Merger Sub” are to Benchmark Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Craig-Hallum” are to Craig-Hallum Capital Group LLC, co-manager for the Initial Public Offering;

●	“Deferred Fee” are to the additional fee of up to 3.5% of the IPO Proceeds (as defined below) to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Effective Time” are to 5:00 p.m. New York City time on the date of the Closing (or such other date and/or time as may be agreed in writing by Boost Run and our Company), at which time each of the Mergers shall be consummated simultaneously by the filing of appropriate certificates of merger with the Secretary of State of the State of Delaware;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 12, 2024;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Proceeds” are to the gross proceeds of the Initial Public Offering;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on July 18, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 3, 2024, as amended, and declared effective on November 7, 2024 (File No. 333-282495);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated November 7, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers;

●	“Merger Subs” are to SPAC Merger Sub (as defined below) and Company Merger Sub, together;

●	“Mergers” are to (i) SPAC Merger Sub merging with and into our Company, with our Company continuing as the surviving entity, and (ii) Company Merger Sub merging with and into Boost Run, with Boost Run continuing as the surviving entity, together;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,650,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 1,650,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor, BTIG and Craig-Hallum in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated November 7, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated November 7, 2024, which we entered into with BTIG and Craig-Hallum;

●	“Pubco” are to Boost Run Inc., a Delaware corporation;

●	“Pubco Common Stock” are to shares of common stock of Pubco;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.48 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 7, 2024, which we entered into with the Sponsor, BTIG and Craig-Hallum;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Seller Representative” are to Andrew Karos, solely in his capacity as the representative, from and after the Effective Time, of the Sellers (as defined below) as of immediately prior to the Effective Time and their successors and assigns;

●	“Sellers” are to the holders of Boost Run’s issued and outstanding membership interests as of the Effective Time;

●	“SPAC” are to a special purpose acquisition company;

●	“SPAC Merger Sub” are to Benchmark Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of Pubco;

●	“SPAC Representative” are to George Peng, solely in his capacity as the representative, from and after the Effective Time, of our shareholders as of immediately prior to the Effective Time and their successors and assigns (other than the holders of Boost Run’s issued and outstanding membership interests);

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Willow Lane Sponsor, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $126,879,500 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated November 7, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated November 7, 2024 and as amended by the Underwriting Agreement Amendment (as defined below), which we entered into with BTIG, as representative of the Underwriters;

●	“Underwriting Agreement Amendment” are to the amendment to the Underwriting Agreement, dated October 17, 2025, which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated November 7, 2024, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated on July 3, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination, including the Boost Run Business Combination (as described below). We have also generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

We may pursue an initial Business Combination target in any business or industry or at any stage of its corporate evolution. Our primary focus, however, is in completing a Business Combination with an enterprise value of less than $1 billion; although, we may acquire a business of any size poised for continued growth, led by a highly regarded management team. Our Management Team has an extensive track record of acquiring attractive assets at disciplined valuations, investing in growth while fostering financial discipline and improving business results. Although our Management assess the risks inherent in a particular target business with which we may combine, such as Boost Run, we cannot assure our shareholders that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We believe that the experience and capabilities of our Management Team makes us an attractive partner to potential target businesses, will enhance our ability to complete a successful Business Combination, and will bring value to the business post-Business Combination. Not only does our Management Team bring a combination of operating, investing, financial and transactional experience, but also members of our Management Team have worked closely together in the past at multiple operating companies and have successfully identified and closed five SPAC Business Combinations. Our Management Team has broad sector knowledge through its collective involvement across a variety of industries, as well as extensive global capital markets experience, with local and cross-border capabilities allowing access to different sectors of the capital markets.

Initial Public Offering

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

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 5,145,722 Private Placement Warrants to our Sponsor, BTIG and Craig-Hallum, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to our Company of $5,145,722. Of those 5,145,722 Private Placement Warrants, the Sponsor purchased 4,007,222 Private Placement Warrants and BTIG and Craig-Hallum, together, purchased 1,138,500 Private Placement Warrants in the aggregate. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

A total of $126,879,500, comprised of the proceeds from the Initial Public Offering and the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by B. Luke Weil, our Chief Executive Officer, and George Peng, our Chief Financial Officer. In addition, our Management Team is aided by Lorne Weil, our Advisor. We must complete our initial Business Combination by (i) November 12, 2026, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Boost Run Business Combination

The subsection below describes the material provisions of the Boost Run BCA, but does not purport to describe all the terms thereof. This summary of the Boost Run BCA is qualified in its entirety by reference to the complete text of the Boost Run BCA and the Boost Run BCA Amendment, copies of which are filed with the Report as Exhibits 2.1 and 2.2, respectively, and are incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Boost Run BCA. Unless otherwise indicated, this Report does not assume the Closing of the Boost Run Business Combination.

General Description of the Boost Run BCA

On September 15, 2025, we entered into the Boost Run BCA with (i) Boost Run, (ii) Pubco, (iii) the Merger Subs, (iv) the SPAC Representative and (vi) the Seller Representative. Prior to the Mergers, we shall transfer, by way of continuation, out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation. At the Closing, (i) SPAC Merger Sub shall merge with and into our Company, with our Company continuing as the surviving entity, as a result of which our securities immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the consideration described below; (ii) Company Merger Sub will merge with and into Boost Run, with Boost Run continuing as the surviving entity, as a result of which the securities of Boost Run immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the consideration described below; and (iii) as a result of the Mergers, our Company and Boost Run will become wholly owned subsidiaries of Pubco and Pubco will become a publicly traded company.

On January 13, 2026, we entered into the Boost Run BCA Amendment, which amends the Boost Run BCA to, among other things, (i) extend the Outside Date (as defined in the Boost Run BCA) to June 30, 2026, and (ii) remove the covenant that the post-closing Pubco board be comprised of a majority of directors who qualify as “independent” under the Nasdaq Rules.

Consideration

In exchange for the cancellation of our securities, the holders of our securities will receive substantially equivalent securities of Pubco. In exchange for the cancellation of the securities of Boost Run, the Sellers will receive, in the aggregate: (i) an installment note by Pubco in the initial principal amount of $8,500,000 to be paid to Andrew Karos, Chief Executive Officer of Boost Run; plus (ii) a number of newly issued shares of Pubco Common Stock equal to $441,500,000 divided by $10.00; plus (iii) 7,875,000 newly issued shares (the “Karos Earnout Shares”) of Class A common stock, par value $0.0001 per share of Pubco (“Pubco Class A Common Stock”), which may be earned by one of the Sellers, Mr. Karos, based on the performance of Pubco Class A Common Stock during the three-year period after the Closing (the “Earnout Period”), as follows: in the event the volume-weighted average price (“VWAP”) of the Pubco Class A Common Stock equals or exceeds the following prices for any 20 trading days within any consecutive 30 trading days during the Earnout Period, Mr. Karos shall be entitled to receive the following amount of Karos Earnout Shares: (x) $12.50 per share – 2,625,000 Karos Earnout Shares, (y) $15.00 per share – 2,625,000 Karos Earnout Shares and (z) $17.50 per share – 2,625,000 Karos Earnout Shares.

Representations and Warranties

The Boost Run BCA contains representations and warranties reasonably customary for similar transactions, made by the parties as of the date of the Boost Run BCA or other specified dates, solely for the benefit of certain of the parties to the Boost Run BCA, and in certain cases are subject to specified exceptions and qualifications, such as materiality, the absence of a Material Adverse Effect (as defined below), knowledge and other exceptions and qualifications contained in the Boost Run BCA or in information provided pursuant to certain disclosure schedules to the Boost Run BCA. As used in the Boost Run BCA, “Material Adverse Effect” means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Boost Run BCA or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions.

No Survival

The representations and warranties of the parties contained in the Boost Run BCA will not survive the closing of the Boost Run Business Combination and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Boost Run BCA do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants

Each party to the Boost Run BCA has agreed to use its commercially reasonable efforts to consummate the Boost Run Business Combination. The Boost Run BCA also contains certain customary covenants by each of the parties that apply during the period between the signing of the Boost Run BCA and the earlier of the Closing or the termination of the Boost Run BCA (the “Interim Period”), including (i) the provision of access to the applicable party’s properties, books and personnel; (ii) the operation of the parties’ respective businesses in the ordinary course of business; (iii) our public filings; (iv) no insider trading; (v) notifications to the other parties of certain breaches, consent requirements and other matters; (vi) obtaining third party and regulatory approvals; (vii) tax matters; (viii) further assurances; (ix) public announcements; (x) confidentiality; and other covenants. The Boost Run BCA also contains certain customary post-Closing covenants, including in regard to (1) tax matters; (2) the maintenance of books and records; (3) the indemnification of directors and officers; (4) the use of proceeds from our Trust Account; and other covenants.

Each of our Company and Boost Run will not solicit or enter into a competing alternative transaction, in accordance with customary terms and provisions set forth in the Boost Run BCA.

We will not change, withdraw, withhold, qualify or modify our recommendation to our shareholders for approval of the Boost Run BCA and the Boost Run Business Combination (a “Change in Recommendation”); provided, however, that if at any time prior to (but not after) obtaining the approval of our shareholders, our Board determines in good faith, in response to an intervening event (including any material event or development following the date of the Boost Run Business Combination that was not reasonably foreseeable to, or the consequences or magnitude of which were reasonably foreseeable to, our Board, except for (i) changes relating to the Boost Run Business Combination, (ii) changes in the price or trading volume of our Class A Ordinary Shares, (iii) certain changes specified in the definition of Material Adverse Effect and (iv) certain other changes) after consultation with our outside legal counsel, that the failure to make a Change in Recommendation would be a breach of our fiduciary duties under applicable law, then our Board may make a Change in Recommendation, provided that we deliver, pursuant to procedures set forth in the Boost Run BCA, written notice advising Boost Run that our Board proposes to take such action and containing the material facts underlying our Board’s determination. If requested by Boost Run, we will use our reasonable best efforts to engage in good faith negotiations with Boost Run to make adjustments in the terms and conditions of the Boost Run BCA that obviate the need for a Change in Recommendation.

Boost Run will deliver to us financial statements audited by a PCAOB-qualified auditor in accordance with PCAOB auditing standards for its fiscal years ended December 31, 2023 and December 31, 2024, accompanied by an unqualified opinion of the auditor thereon, as soon as practicable after the date of the Boost Run BCA, but no later than 45 days from the date of the Boost Run BCA. In addition, Boost Run will deliver to us unaudited monthly and quarterly financial information through the Closing.

Our Company, Boost Run and Pubco will, as promptly as practicable after the date of the Boost Run BCA, prepare and file with the SEC, the Boost Run Registration Statement in connection with the registration under the Securities Act of the securities of Pubco to be issued pursuant to the Boost Run Business Combination, and containing a proxy statement/prospectus for the solicitation of proxies from our shareholders to approve the Boost Run BCA, the Boost Run Business Combination and related matters at an extraordinary general meeting of our shareholders, and providing our Public Shareholders with an opportunity to request redemption of their Public Shares in connection with the Boost Run Business Combination, as required by our Amended and Restated Articles and our IPO Registration Statement.

Boost Run will call a meeting of its members in order to obtain the requisite vote of its members to approve the Boost Run BCA and each of the ancillary documents to which Boost Run is or is required to be a party or bound and the consummation of the transactions contemplated thereby (the “Boost Run Member Approval”) and use its reasonable best efforts to solicit proxies from its members prior to such meeting and to take all other actions necessary or advisable to secure the Boost Run Member Approval, including enforcing the Seller Support Agreements (as defined and described below). At our request, Boost Run shall make the members of its management reasonably available to participate in management presentations, “road shows,” rating agency presentations, meetings with financing sources and similar events in connection with obtaining the approval of our shareholders, any “share recycling” efforts by our Company and the obtaining of any debt or equity financing, ratings or governmental or other third-party approvals.

The parties shall take all action necessary so that, effective at the Closing, the post-Closing board of directors of Pubco will consist of seven (7) individuals, two (2) of whose members will be designated by our Company and five (5) of whose members will be designated by Boost Run. The parties shall also take all action necessary so that the individuals serving as the chief executive officer and chief financial officer, respectively, of Pubco immediately after the Closing will be the same individuals (in the same office) as that of Boost Run immediately prior to the Closing (unless, at its sole discretion, Boost Run desires to appoint another qualified person to either such role, in which case, such other person(s) identified by Boost Run shall serve in such role or roles).

During the Interim Period, we may, but shall not be required to, enter into financing agreements for one or more transaction financings, on such terms and structuring, and using such strategy, placement agents and approach, as our Company and Boost Run shall reasonably agree (with Boost Run’s agreement thereto not to be unreasonably withheld, conditioned or delayed). These financings may be structured as one, or a combination of, common equity, preferred equity, convertible equity or debt, non-redemption or backstop arrangements with respect to our Trust Account, a committed equity facility, debt facility and/or other sources of cash or cash equivalents, in each case, whether such investment is into our Company, Boost Run or Pubco.

Closing Conditions

Under the Boost Run BCA, the obligations of the parties to consummate the Boost Run Business Combination are subject to a number of conditions customary in transactions undertaken by SPACs, including, among others: (i) the receipt of the approval of our shareholders of the Boost Run BCA and the Boost Run Business Combination; (ii) the consummation of the Boost Run Business Combination not being prohibited by applicable law; (iii) the effectiveness of the Boost Run Registration Statement; and (iv) the shares of Pubco Class A Common Stock and the Pubco Warrants having been approved for listing on Nasdaq.

Unless waived by our Company, the obligations of our Company to consummate the Boost Run Business Combination are also subject to the satisfaction of the following closing conditions, in addition to customary closing certificates and other closing deliveries: (1) the representations and warranties of Boost Run, Pubco, SPAC Merger Sub and Company Merger Sub being true and correct, subject where applicable to materiality standards contained in the Boost Run BCA; (2) compliance by Boost Run, Pubco, SPAC Merger Sub and Company Merger Sub with their respective pre-closing covenants, subject where applicable to materiality standards contained in the Boost Run BCA; (3) no occurrence of a Material Adverse Effect with respect to Boost Run or Pubco since the date of the Boost Run BCA; and (4) certain specified ancillary documents, including employment agreements between Pubco and Andrew Karos and Erik Guckel, respectively, being in full force and effect.

Unless waived by Boost Run, the obligations of Boost Run, Pubco, SPAC Merger Sub and Company Merger Sub to consummate the Boost Run Business Combination are also subject to the satisfaction of the following closing conditions, in addition to customary closing certificates and other closing deliveries: (i) our representations and warranties being true and correct, subject where applicable to materiality standards contained in the Boost Run BCA; (ii) our compliance with our pre-closing covenants, subject where applicable to materiality standards contained in the Boost Run BCA; and (iii) certain specified ancillary documents being in full force and effect.

Termination

The Boost Run BCA contains certain termination rights, including, among others, the following: (i) upon the mutual written consent of our Company and Boost Run; (ii) by either our Company or Boost Run if the closing conditions pursuant to the Boost Run BCA have not been satisfied or waived by June 30, 2026 pursuant to the Boost Run BCA Amendment (provided that the party seeking to terminate was not the cause of the failure to complete the conditions by that date); (iii) by our Company or Boost Run if a Governmental Authority shall have issued an Order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Boost Run Business Combination; (iv) by Boost Run for our material breach of the Boost Run BCA, if the breach would result in the failure of the related condition to Closing and the breach or inaccuracy is incapable of being cured or is not cured in accordance with the terms of the Boost Run BCA; (v) by our Company in connection with a breach of a representation, warranty, covenant or other agreement by Boost Run, Pubco, SPAC Merger Sub, Company Merger Sub or the Seller Representative, if the breach would result in the failure of the related condition to Closing and the breach or inaccuracy is incapable of being cured or is not cured in accordance with the terms of the Boost Run BCA; (vi) by our Company if there shall have been a Material Adverse Effect on Boost Run following the date of the Boost Run BCA which is uncured and continuing; (vii) by either our Company or Boost Run if our shareholder meeting is held and our shareholder approval is not received; and (viii) by our Company if Boost Run has not delivered its required audited financial statements to us within 45 days from the date of the Boost Run BCA.

If the Boost Run BCA is terminated in accordance with the terms of the Boost Run BCA, all further obligations of the parties under the Boost Run BCA (except for certain obligations related to public announcements, confidentiality, the effect of termination, fees and expenses, the Trust Account waiver and customary miscellaneous provisions) will terminate and no party to the Boost Run BCA will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Boost Run BCA prior to termination.

Trust Account Waiver

Boost Run has agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account, and has agreed not to, and has waived any right to, make any claim against the Trust Account (including any distributions therefrom).

Governing Law

The Boost Run BCA is governed by New York law; provided, however, that any matters that are required to be governed by the laws of the Cayman Islands (including, without limitation, fiduciary duties that may apply to directors and officers, as applicable) shall be governed by the laws of the Cayman Islands. The parties are subject to the exclusive jurisdiction of federal and state courts located in New York County, State of New York (and any appellate courts thereof).

Related Agreements

Seller Support Agreements

Simultaneously with the execution of the Boost Run BCA, each Seller entered into a Seller Support Agreement (each, a “Seller Support Agreement”), pursuant to which, among other things, such Seller has agreed to vote its membership interests in favor of the adoption of the Boost Run BCA, the ancillary documents, the approval of the Boost Run Business Combination and any amendments to Boost Run’s organizational documents in connection therewith, subject to certain customary conditions. Each Seller also agreed to take certain other actions in support of the Boost Run BCA and the Boost Run Business Combination (and any actions required in furtherance thereof) and refrain from taking actions that would adversely affect their ability to perform such Seller’s obligations under the Seller Support Agreement. Each Seller also agreed not to transfer their membership interests in Boost Run during the period from and including the date of the Seller Support Agreement and the first to occur of the date of Closing or the date on which the Seller Support Agreement is terminated.

Lock-Up Agreements

Simultaneously with the execution of the Boost Run BCA, each Seller entered into a lock-up agreement (each, a “Lock-Up Agreement”), pursuant to which such Seller agreed not to (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of Pubco Common Stock to be received by such Seller in the Boost Run Business Combination, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares of Pubco Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, for a period commencing from the Closing and ending on the date that is 6 months after the Closing; provided, however, that the lock-up period shall not apply to 10% of each Seller’s restricted securities (subject to early release on the earlier upon (x) the date on which the closing price of one share of Pubco Common Stock quoted on Nasdaq (or such other exchange on which the shares of Pubco Common Stock may then be listed) equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Closing and (y) the date after the Closing on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of Pubco Common Stock for cash, securities, or other property), subject to certain customary transfer exceptions.

Letter Agreement Amendment

Simultaneously with the execution of the Boost Run BCA, our Company, Pubco, Boost Run and the Underwriters, on the one hand, and our Sponsor and our directors and officers, on the other hand, entered into an amendment to the Letter Agreement (the “Letter Agreement Amendment”) to (i) add Pubco and Boost Run as parties to the Letter Agreement, (ii) revise the terms of the Letter Agreement to reflect the Boost Run Business Combination, including the issuance of Pubco securities in exchange for our securities, and have Pubco assume and be assigned our rights and obligations under the Letter Agreement, (iii) amend the terms of the lock-up set forth in the Letter Agreement to conform with the lock-up terms in the Lock-Up Agreements described above, and (iv) release 10% of our Founder Shares from lock-up restrictions, subject to and contingent upon the Closing.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution of the Boost Run BCA, our Company, Pubco and Boost Run entered into a Non-Competition and Non-Solicitation Agreement in favor of Pubco and Boost Run with Andrew Karos, which will be effective as of the Closing and will provide for a restricted period from the Closing until the third anniversary of the Closing (the “Non-Competition and Non-Solicitation Agreement”).

Amended and Restated Registration Rights Agreement

Prior to the Closing, our Company, Pubco, the Sponsor and the Sellers will enter into an Amended and Restated Registration Rights Agreement that will amend and restate the Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”), pursuant to which (i) Pubco will assume our registration obligations under the Registration Rights Agreement, with such rights to apply to the shares Pubco Common Stock, and (ii) the Sellers will be granted registration rights thereunder.

Transfer Agreement

Simultaneously with the execution of the Boost Run BCA, and in connection with the execution of the Earnout Agreement described below, the Sponsor and Goodrich ILMJS LLC (the “SPV”) entered into a transfer agreement (the “Transfer Agreement”) pursuant to which, immediately prior to the Closing, the SPV shall have the right, but not the obligation, to purchase from the Sponsor 27.5% of the 4,628,674 Founder Shares held by the Sponsor and 27.5% of the 4,007,222 Private Placement Warrants held by the Sponsor, at a purchase price for all such securities equal to $1.75 per Founder Share purchased.

Earnout Agreement and Earnout Agreement Amendment

Simultaneously with the execution of the Boost Run BCA, and in connection with the execution of the Transfer Agreement described above, Pubco, the Sponsor and the SPV entered into an earnout agreement (as amended on January 13, 2026, the “Earnout Agreement” and such amendment, the “Earnout Agreement Amendment”) providing that each of the Sponsor and the SPV may earn up to 1,125,000 and 1,968,750 newly issued shares of Pubco Class A Common Stock, respectively (or 3,093,750 shares in total) based on the performance of Pubco Class A Common Stock during the three-year following the Closing, as follows: in the event that the VWAP of Pubco Class A Common Stock equals or exceeds the prices set forth below for any 20 trading days within any consecutive 30 trading days during the specified earnout period, each of the Sponsor and the SPV shall be entitled to receive the following amounts of such shares: (i) $12.50 per share – 656,250 such shares to the SPV and 375,000 such shares to the Sponsor; (ii) $15.00 per share – 656,250 such shares to the SPV and 375,000 such shares to the Sponsor; and (iii) $17.50 per share – 656,250 such shares to the SPV and 375,000 such shares to the Sponsor.

Underwriting Agreement Amendment

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

Craig-Hallum Letter Agreement

On January 13, 2026, we entered into a letter agreement with Boost Run and Craig-Hallum (the “Craig-Hallum Letter Agreement”), pursuant to which, Craig-Hallum has agreed to reduce its portion of the Deferred Fee by $500,000, in exchange for the right of participation in any in any subsequent financing by Boost Run (the “Pubco Subsequent Financings”) after the Closing where a bank or agent is paid commissions or fees (the “Right of Participation”). The Right of Participation will last for 12 months after the Closing, and Craig-Hallum will be offered no less than 10% economics of the commissions or fees paid to banks or agents in the Pubco Subsequent Financings. The Right of Participation will expire at the earlier of (i) 12 months from the Closing and (ii) receipt by Craig-Hallum of at least $250,000 in net fees or commissions as part of the Pubco Subsequent Financings.

Weil Consulting Agreement

Pursuant to a consulting agreement, dated January 13, 2026 (the “Weil Consulting Agreement”), Pubco has engaged B. Luke Weil, our Chairman and Chief Executive Officer, to provide advice as needed with respect to business strategy and corporate governance and to use his reasonable efforts to introduce Pubco to clients and investors, commencing on the first business day following the day of the Closing and agreed to grant 336,000 shares of Pubco Class A Common Stock, subject to price-based vesting from the date of the Closing.

The form of Seller Support Agreement. form of Lock-Up Agreement, Letter Agreement Amendment, form of Non-Competition and Non-Solicitation Agreement, form of Amended and Restated Registration Rights Agreement, Transfer Agreement, Earnout Agreement, Earnout Agreement Amendment, Underwriting Agreement Amendment, Craig-Hallum Letter Agreement and Weil Consulting Agreement are filed herein as Exhibits 10.10 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 1.2, 10.18 and 99.3, respectively, and are incorporated herein by reference, and the foregoing descriptions of the Seller Support Agreement, Lock-Up Agreement, Letter Agreement Amendment, Non-Competition and Non-Solicitation Agreement, Amended and Restated Registration Rights Agreement, Transfer Agreement, Earnout Agreements, Earnout Agreement Amendment, Underwriting Agreement Amendment, Craig-Hallum Letter Agreement and Weil Consulting Agreement are qualified in their entirety by reference thereto.

Prior SPAC Experience

Below are the SPAC Business Combinations in which members of our Management Team (excluding our Advisor) have participated and consummated, along with certain other information:

●	Andina I (SPAC), Tecnoglass S.A. (Target). The SPAC consummated its initial public offering on March 20, 2012 for 4,000,000 units, with each unit consisting of one ordinary share and one warrant to purchase one ordinary share exercisable at $8.00 per share, generating gross proceeds of $40.0 million. There was no extension of the SPAC’s term. There were approximately 56% redemptions in connection with the Business Combination. Tecnoglass trades on the New York Stock Exchange under the symbol “TGLS”, and the price of the common stock has ranged from $2.29 to $90.34 following consummation of the Business Combination, with a closing price of $52.62 on February 18, 2026.

●	Andina II (SPAC), Lazydays’ R.V. Center, Inc. (Target). The SPAC consummated its initial public offering on November 25, 2015 for 4,000,000 units, with each unit consisting of one ordinary share, one right to receive 1/7 of one ordinary share and one warrant to purchase one-half of one ordinary share exercisable at $11.50 per whole share, generating gross proceeds of $40.0 million. The SPAC’s term was extended multiple times, for a total extension of 7 months, with approximately 74% redemptions in connection with such extensions, as well as in connection with the Business Combination. Lazydays Holdings, Inc., the public company created as a result of the Business Combination, traded on Nasdaq under the symbol “GORV” until November 2025, when Lazydays was dissolved.

●	Andina III (SPAC), Stryve Foods, LLC (Target). The SPAC consummated its initial public offering on January 29, 2019 for 10,000,000 units, with each unit consisting of one ordinary share, one right to receive 1/10 of one ordinary share and one warrant to purchase one ordinary exercisable at $11.50 per share, generating gross proceeds of $108.0 million. The SPAC’s term was extended multiple times, for a total extension of 9 months, with approximately 95% redemptions in connection such extensions, as well as in connection with the Business Combination. Stryve Foods trades on the OTC Pink Open Market under the symbol “SNAX”, and the price of the common stock has ranged from $0.0.003 to $139.49 (on a reverse-split adjusted basis, reflecting a 1:15 reverse stock split on July 14, 2023) following consummation of the Business Combination, with a closing price of $0.003 on February 18, 2026.

●	Hydra Industries (SPAC), Inspired Gaming Group (Target). The SPAC consummated its initial public offering on October 29, 2014 for 8,000,000 units, with each unit consisting of one share of common stock, one right to receive 1/10 of one share of common stock and one warrant to purchase one half of one share of common stock, with each warrant exercisable at $5.75 per share, generating gross proceeds of $80.0 million. The SPAC’s term was extended by three months, with approximately 66% redemptions in connection with such extension, as well as in connection with the Business Combination. Inspired Entertainment trades on Nasdaq under the symbol “INSE”, and the price of the common stock has ranged from $1.90 to $16.44 following consummation of the Business Combination, with a closing price of $8.38 on February 18, 2026.

●	Leisure Acquisition (SPAC), Ensysce Biosciences, Inc. (Target). The SPAC consummated its initial public offering on December 1, 2017 for 20,000,000 units, with each unit consisting of one share of common stock and ½ of one warrant to purchase one share of common stock, with each whole warrant exercisable at $11.50 per share, generating gross proceeds of $200.0 million. The SPAC’s term was extended multiple times, for a total extension of 18 months, with approximately 94% redemptions in connection with such extensions, as well as in connection with the Business Combination. Ensysce trades on Nasdaq under the symbol “ENSC”, and the price of the common stock has ranged from $0.24 to $3,480.14 (on a reverse-split adjusted basis, reflecting a 1:20 reverse stock split on October 28, 2022, and a 1:12 reverse stock split on March 31, 2023) following consummation of the Business Combination, with a closing price of $0.3894 on February 18, 2026.

However, in recent years, the stock prices of many target businesses have underperformed post-Business Combination with a SPAC. We cannot assure our shareholders that we will properly ascertain or assess all of the significant risk factors associated with a target business, such as Boost Run, or that the price of the shares of the combined entity post-Business Combination will increase.

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

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell the Founder Shares and Private Placement Warrants, as summarized in the IPO Registration Statement. They have also agreed to certain lock-up restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Warrants and Class A Ordinary Shares underlying the Private Placement Warrants. Further, the Sponsor membership interests (including the interests held by any non-managing members of the Sponsor) are locked up and not transferable because the Letter Agreement prohibits indirect transfers. They have also waived their rights to distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period.

While there is no current intention to do so, and the members of our Management Team and Sponsor have not done so with any previously formed SPACs, we may approve an amendment or waiver of the Letter Agreement that would allow the Sponsor to directly, or members of our Sponsor to indirectly, transfer Founder Shares and Private Placement Warrants or membership interests in our Sponsor in a transaction in which the Sponsor removes itself as our Sponsor before identifying a Business Combination. As a result, there is a risk that our Sponsor and our officers and directors may divest their ownership or economic interests in us or in our Sponsor, which would likely result in our loss of certain key personnel, including Mr. B. Luke Weil. There can be no assurance that any replacement sponsor or key personnel will successfully identify a Business Combination target for us, or, even if one is so identified, successfully complete such Business Combination.

The securities held by the Sponsor are only to be distributed directly to the members of the Sponsor in connection with or following the consummation of our initial Business Combination. Indirect transfers of the securities held by the Sponsor, such as to another member of the Sponsor or their affiliate, a family member or a new member of the Sponsor, may be permitted with the prior consent of Mr. B. Luke Weil, the managing member of our Sponsor, as long as such transfer complies with the applicable transfer restrictions with respect to such securities to the same extent as the party originally subject to such restrictions.

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

Business Strategy

We may pursue an acquisition in any business industry or sector. We seek to acquire established businesses of scale that we believe are poised for continued growth with capable management teams and proven unit economics, but potentially in need of financial, operational, strategic or managerial enhancement to maximize value. We do not intend to acquire startup companies or companies without established business plans. Our Management Team seeks to leverage their access to proprietary deal flow, sourcing capabilities and network of industry contacts to generate Business Combination opportunities, such as the Boost Run Business Combination.

Our Investment Thesis and Strategy

Our acquisition and value creation strategy is to identify, acquire and build a company that complements the experience of our Management Team and can benefit from its operational expertise. After our initial Business Combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive risk-adjusted returns for our shareholders. We leverage our Management Team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses to improve their overall value. We believe that there are potential target companies that would benefit from increased access to capital markets through being publicly listed.

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

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets, such as Boost Run. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our Management may deem relevant. We may decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC, such as the Boost Run Business Combination.

Acquisition Process

In evaluating a prospective target business, such as Boost Run, we conduct a due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers and inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry that is made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another Business Combination.

Initial Business Combination

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable on the interest earned on the Trust Account, if any, and such test, the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses. Based on the fairness opinion delivered by Newbridge Securities Corporation and the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Boost Run was substantially in excess of 80% of the funds in the Trust Accountant and that the 80% Test was therefore satisfied.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

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

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

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

Financial Position

With funds available for a Business Combination, as of December 31, 2025 in the amount of $132,583,821 (not including amounts held outside of the Trust Account for working capital), before payment of the Deferred Fee and taxes payable, if any, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that we believe will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

See “Boost Run Business Combination” above for more information on the equity and financing arrangements in connection with the Boost Run Business Combination.

Sources of Target Businesses

Target Business Combination candidates, such as Boost Run, are brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and large business enterprises seeking to divest non-core assets or divisions. Target businesses may also be brought to our attention by such unaffiliated sources, as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report or the prospectus of our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers, directors, or our Advisor, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or our Advisor. While Boost Run is not affiliated with our Sponsor, officers, directors or Advisor, in the event we do not consummate the Boost Run Business Combination and we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, officers, directors or Advisor, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

This may, from time to time, include prospective target businesses that our Management Team in their prior SPACs had considered and rejected as target businesses to acquire. As a result, we may contact such targets if we believe that such targets are currently interested in a potential initial Business Combination with us and if such transaction would be attractive to our shareholders.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business, such as Boost Run. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Boost Run, when evaluating the desirability of effecting our initial Business Combination with that business and plan to continue to do so if the Boost Run Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, in the target business cannot presently be stated with any certainty. Mr. B. Luke Weil, our Chief Executive Officer, has currently been nominated as a member of the board of directors of Pubco, however such election has not currently been completed. The determination as to whether any of the other members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

Other than as described above in connection with the Boost Run Business Combination, we cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule (as is the case with the Boost Run Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of our Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

See “Boost Run Business Combination” above for more information on the requisite approvals in connection with the Boost Run Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers and Advisor and any of their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or Advisor or any of their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, officers or Advisor or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

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

Our Sponsor, directors, officers and Advisor and any of their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers or Advisor or any of their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction, such as the Boost Run Registration Statement, would disclose the possibility that our Sponsor, directors, officers or Advisor or any of their affiliates may purchase shares, rights or warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers or Advisor or any of their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction, such as the Boost Run Registration Statement, would include a representation that any of our securities purchased by our Sponsor, directors, officers or Advisor or any of their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, directors, officers or Advisor or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the Business Combination transaction, the following material items:

ο	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers or Advisor or any of their affiliates, along with the purchase price;

ο	the purpose of the purchases by our Sponsor, directors, officers or Advisor or any of their affiliates;

ο	the impact, if any, of the purchases by our Sponsor, directors, officers or Advisor or any of their affiliates on the likelihood that the Business Combination transaction will be approved;

ο	the identities of our security holders who sold to our Sponsor, directors, officers or Advisor or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers or Advisor or any of their affiliates; and

ο	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

See “Boost Run Business Combination” above for more information on permitted purchases of our securities in connection with the Boost Run Business Combination.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the Redemption Price was approximately $10.48 per Public Share (before taxes payable, if any). The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by any Deferred Fee we may pay to the Underwriters. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

See “Boost Run Business Combination” above for more information on redemptions of our Public Shares in connection with the Boost Run Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Articles:

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

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, shares underlying the Private Placement Warrants and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to the Founder Shares, we would need 4,010,664, or 31.7%, of the 12,650,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, and if we would require a Special Resolution at the meeting, we would need 6,890,443 Public Shares, or 54.47% of the 12,6500,000 Public Shares sold in the Initial Public Offering, to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding Ordinary Shares are voted, and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares. If our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution.

In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares (i) have the right to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) are entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination that contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or Public Shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemptions Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), are restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering Public Shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If the Boost Run Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period; although, they are entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $322,830 of proceeds held outside the Trust Account (as of December 31, 2025), although we cannot assure our Public Shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the Redemption Price upon our dissolution would be approximately $10.48 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the Trust Account assets, in each case less (x) taxes payable, if any, and (y) up to $100,000 for dissolution expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $322,830 from the proceeds of the Initial Public Offering held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (x) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, such as Boost Run. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business, including Boost Run. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

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

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.	Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination, including the Boost Run Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, such as Boost Run, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	if we do not consummate the Boost Run Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we have engaged and may in the future engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Additionally, except as discussed herein, the Underwriters are entitled to receive the Deferred Fee, as adjusted, that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Boost Run, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	military or other conflicts and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of any Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, Advisor and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond November 12, 2026 before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are limited to evaluating a target business in a particular industry sector, if the Boost Run Business Combination is not consummated, our shareholders may be unable to ascertain the merits or risks of any particular target business’ operations;

●	if the Boost Run Business Combination is not consummated, we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if the Boost Run Business Combination is not consummated, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

●	unlike some other similarly structured SPACs, our Sponsor, officers and directors will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares;

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited. While our Sponsor is a limited liability company formed in Delaware and is not controlled by, nor does it have substantial ties with, a non-U.S. person, it has two passive minority members that are from exempted foreign states and one passive minority member from the United Arab Emirates. Investments that result in “control” of a U.S. business by a foreign person are always subject to CFIUS jurisdiction;

●	if our initial Business Combination, such as the Boost Run Business Combination, involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders;

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	if we do not complete the Boost Run Business Combination, after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Sponsor, Management Team, director, or Advisor and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Sponsor, directors and officers and any other holder of our Founder Shares will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors and any other holder of our Founder Shares may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss.

●	our Sponsor paid an aggregate of $25,000, or approximately $0.005 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	a provision of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor, Willow Lane Sponsor, LLC, and other holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders;

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies; and

●	we may seek to extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025, as filed with the SEC on May 14, 2025, August 12, 2025 and November 12, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Boost Run and the Boost Run Business Combination, please see the Boost Run Registration Statement.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as Boost Run, may have been subject to, or may in the future be subject to, cybersecurity incidents.

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

On February 19, 2026, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, and four holders of record of our Warrants.

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

There were no sales of unregistered securities during the fiscal year covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 5,145,722 Private Placement Warrants to the Sponsor, BTIG, and Craig-Hallum in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5,145,722. Of those 5,145,722 Private Placement Warrants, the Sponsor purchased 4,007,222 Private Placement Warrants and BTIG and Craig-Hallum, together, purchased 1,138,500 Private Placement Warrants in the aggregate. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the fiscal year covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of our 2024 Annual Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $126,879,500 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Boost Run Business Combination

On September 15, 2025, we entered into the Boost Run BCA with (i) Boost Run, (ii) Pubco, (iii) the Merger Subs, (iv) the SPAC Representative and (vi) the Seller Representative. Prior to the Closing, we shall transfer, by way of continuation, out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation. At the Closing, (i) SPAC Merger Sub shall merge with and into our Company, with our Company continuing as the surviving entity, as a result of which our securities immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the certain consideration; (ii) Company Merger Sub will merge with and into Boost Run, with Boost Run continuing as the surviving entity, as a result of which the securities of Boost Run immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for certain consideration; and (iii) as a result of the Mergers, our Company and Boost Run will become wholly owned subsidiaries of Pubco and Pubco will become a publicly traded company.

For more information on Boost Run and the Boost Run Business Combination, please see Item 1. “Business”, and the Boost Run Registration Statement.

Recent Developments

Joinder to Letter Agreement

On January 9, 2026, Simón Gaviria Muñoz, our director, executed a joinder agreement to the Letter Agreement Amendment.

Boost Run BCA Amendment

On January 13, 2026, we entered into the Boost Run BCA Amendment, which amends the Boost Run BCA to, among other things, (i) extend the Outside Date (as defined in the Boost Run BCA) to June 30, 2026, and (ii) remove the covenant that the post-closing Pubco board be comprised of a majority of directors who qualify as “independent” under the Nasdaq Rules.

Earnout Agreement Amendment

On January 13, 2026, Pubco, Goodrich ILMJS LLC (the “SPV”) and the Sponsor entered into an amendment to the Earnout Agreement (the “Earnout Agreement Amendment”) to amend the number of Pubco Class A Common Stock, par value $0.0001 (the “Pubco Class A Common Stock”) the Sponsor and the SPV will receive. Pursuant to the Earnout Agreement Amendment, the previous share allocation of 1,687,500 newly issued shares of Pubco Class A Common Stock to the Sponsor and the SPV each has been amended to reflect that the Sponsor and the SPV will now be eligible to receive up to 1,125,000 and 1,968,750 newly issued shares of Pubco Class A Common Stock, respectively.

Weil Consulting Agreement

Pursuant to a consulting agreement, dated January 13, 2026 (the “Weil Consulting Agreement”), Pubco has engaged B. Luke Weil, our Chairman and Chief Executive Officer, to provide advice as needed with respect to business strategy and corporate governance and to use his reasonable efforts to introduce Pubco to clients and investors, commencing on the first business day following the day of the Closing and agreed to grant 336,000 shares of Pubco Class A Common Stock, subject to price-based vesting from the date of the Closing.

Craig-Hallum Letter Agreement

On January 13, 2026, we entered into a letter agreement with Boost Run and Craig-Hallum, pursuant to which, Craig-Hallum has agreed to reduce its portion of the Deferred Fee by $500,000, in exchange for the right of participation in any in any subsequent financing by Pubco (the “Pubco Subsequent Financings”) after the Closing where a bank or agent is paid commissions or fees (the “Right of Participation”). The Right of Participation will last for 12 months after the Closing, and Craig-Hallum will be offered no less than 10% economics of the commissions or fees paid to banks or agents in the Pubco Subsequent Financings. The Right of Participation will expire at the earlier of (i) 12 months from the Closing and (ii) receipt by Craig-Hallum of at least $250,000 in net fees or commissions as part of the Pubco Subsequent Financings.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 3, 2024 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Boost Run Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $3,438,450, which consisted of interest earned on marketable securities held in the Trust Account of $5,420,400 and interest earned on funds kept in the bank account of $35,703, offset by operating expenses of $2,017,653.

For the period from July 3, 2024 (inception) through December 31, 2024, we had a net income of $116,890, which consisted of interest earned on marketable securities held in the Trust Account of $283,921, offset by operating expenses of $167,031.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $126,879,500 was placed in the Trust Account. We incurred $7,538,114 in Initial Public Offering related costs, including $2,530,000 of cash underwriting fees, the Deferred Fee of up to $3,927,500, and $580,614 of other offering costs.

For the year ended December 31, 2025, net cash used in operating activities was $1,045,778. Net income of $3,438,450, which includes interest earned on marketable securities held in the Trust Account of $5,420,400 and changes in operating assets and liabilities, which provided $936,170 of cash from operating activities.

For the period from July 3, 2024 (inception) through December 31, 2024, net cash used in operating activities was $457,167. Net income of $116,890, which includes interest earned on marketable securities of $283,921, payment of operation costs through the IPO Promissory Note of $81,365 and changes in operating assets and liabilities, which used $208,771 of cash from operating activities.

As of December 31, 2025 and 2024, we had cash and investments held in the Trust Account of $132,583,821 and $127,163,421 (including $5,420,400 and $283,921 of interest income), respectively. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination company, to make other acquisitions and to pursue growth strategies.

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

As of December 31, 2025 and 2024, we had cash held outside of the Trust Account of $322,830 and $1,368,608, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and were payable on the earlier of December 31, 2024, or the completion of our Initial Public Offering. The loan of $103,576 was fully repaid upon the consummation of our Initial Public Offering on November 18, 2024. As of December 31, 2025 and 2024, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note were no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans, except to the extent that the lender opts to convert such Working Capital Loans into warrants, as described below. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 12, 2026. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on November 8, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the year ended December 31, 2025 and the period from July 3, 2024 (inception) through December 31, 2024, we incurred and paid $120,000 and $20,000, respectively, in fees for these services pursuant to the Administrative Services Agreement.

Underwriting Agreement

Pursuant to the Underwriting Agreement, the Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,650,000 Option Units to cover over-allotments, if any. On November 12, 2024, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the Over-Allotment Option and purchased the additional 1,650,000 Option Units at a price of $10.00 per Option Unit.

The Underwriters were entitled to a cash underwriting discount of $2,530,000 (2.0% of the IPO Proceeds, including the proceeds from sale of the Option Units). This amount was paid at the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to an additional fee of up to $4,427,500 (3.50% of the IPO Proceeds held in the Trust Account, including proceeds from the sale of the Option Units) upon the completion of the initial Business Combination, subject to the terms of the Underwriting Agreement, as amended by the Underwriting Agreement Amendment (see below), but such Deferred Fee shall be based partly on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

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

In addition, the Underwriting Agreement Amendment provides that each Underwriter may, prior to the Specified Event and at its sole discretion, forfeit all or any part of its right or claim to the Deferred Fee by giving written notice to us.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG and Craig-Hallum may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG and Craig-Hallum may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Further, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which we completes liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements as our Sponsor, directors and officers with respect to any Founder Shares. Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (y) if we consummate a transaction after the initial Business Combination that results in our shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up described above.

Advisory Agreement

On September 15, 2025, we engaged D.A. Davidson & Co. (“Davidson”) as a capital markets advisor in connection with the Boost Run Business Combination (the “Advisory Agreement”). For performing the services pursuant to the Advisory Agreement, we will pay Davidson a cash fee of $700,000, payable only upon closing the Boost Run Business Combination, which shall become due immediately upon the closing of the Boost Run Business Combination. The Advisory Agreement terminates upon the closing of the Boost Run Business Combination, or upon the written notice of either party.

Critical Accounting Estimates and Standards

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025 and 2024, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the financial statements and notes thereto included elsewhere in this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
B. Luke Weil	46	Chief Executive Officer and Chairman of the Board
George Peng	55	Chief Financial Officer
Marjorie (Maya) Hernandez	45	Treasurer and Director of Business Development
Robert Stevens	72	Independent Director
Rayne Steinberg	48	Independent Director
Mauricio Orellana	61	Independent Director
Simón Gaviria Muñoz	45	Independent Director

The experience of our directors and executive officers is as follows:

B. Luke Weil, our Chief Executive Officer and Chairman of our Board since our formation in July 2024, is the sole managing member of our sponsor, Willow Lane Sponsor LLC. Mr. Weil has been the Chief Executive Officer of Willow Lane Acquisition Corp. II (Nasdaq: WLII), a SPAC that consummated its initial public offering on February 17, 2026 (“Willow Lane II”), since August 2025 and Chairman of Willow Lane II since December 2025. Previously, he served as the Non-Executive Chairman and a managing member of the sponsor of Andina Acquisition Corporation III (“Andina III”) from its inception on January 2019 through its business combination with Stryve Foods. (Nasdaq: SNAX) in July 2021. From July 2015 to March 2018, Mr. Weil was the non-Executive Chairman and a managing member of the sponsor of Andina Acquisition Corporation II (“Andina II”), which completed a business combination with Lazyday’s R.V. Center, Inc (Nasdaq: GORV). He served as Chief Executive Officer of Andina Acquisition Corporation (“Andina I”) from January 2013 until its merger with Tecnoglass Inc. (NYSE: TGLS) in December 2013.

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

George Peng has served as our Chief Financial Officer since our formation in July 2024. Mr. Peng has been the Chief Financial Officer of Willow Lane II since December 2025. Additionally, Mr. Peng served as Chief Financial Officer of Leisure Acquisition Corp., a SPAC that acquired Ensysce Biosciences, Inc., from September 2017 until June 2021. Previously, he served as Vice President of Finance at Inspired Entertainment, Inc., from December 2016 to February 2022. From February 2022 until July 2024, Mr. Peng pursued various consulting activities. Prior, he was Chief Financial Officer of Hydra Industries, a SPAC that acquired Inspired Entertainment, Inc., from August 2015 until December 2016. Before that, Mr. Peng was a consultant to Scientific Games Corporation from May 2013 to April 2014, where he assisted in its integration of the acquisition of WMS Industries. Mr. Peng was focused on the financial and operational impacts of integrating the accounting and finance functions of both companies, including human resource allocation, budgeting, and cost reductions. Prior to consulting to Scientific Games, Mr. Peng was a consultant primarily focused on financial planning and analysis for various industries, including retail and financial services. Previously, he was an Associate in the Investment Banking division of Credit Suisse, focusing on private equity, high yield, and leveraged lending products. Mr. Peng holds an A.B. in Economics from the University of Michigan, Ann Arbor, as well as an M.B.A. with a concentration in Finance from the Anderson School at UCLA. Mr. Peng is a CFA Charterholder.

Marjorie (Maya) Hernandez has served as our Treasurer and Director of Business Development since our formation in July 2024. Ms. Hernandez has been the Chief Operating Officer of Willow Lane II since December 2025. From 2021 to 2024, Ms. Hernandez built a personal portfolio of early-stage company private investments. She also served as Board Member and Treasurer of Caring for Colombia Foundation and founded Doulas en Español, a community organization in New York City. From September 2016 to January 2021, she served as Treasurer of Andina III. Ms. Hernandez was Secretary and then Secretary and Treasurer of Andina II from August 2015 to October 2017. She was an initial investor and advisor to Andina I. Prior to this, Ms. Hernandez served as senior currency strategist for Latin America at HSBC Securities (USA) from 2008 to 2015. From 2005 to 2008, she was the lead macro-economic and political analyst for HSBC, covering the Andean region. Previously, Ms. Hernandez was a public policy associate at the Council of the Americas, a forum dedicated to contemporary political, social and economic issues in Latin America.

Robert Stevens has served on our Board of Directors since November 2024. Mr. Stevens has also served as an independent director of Willow Lane II since February 2026. Mr. Stevens has served as an independent strategy and corporate development consultant in a variety of industries from 2014 to the present, and from 2002 to 2011. In that capacity he has worked extensively in the gaming and leisure industry as well as in office furniture, apparel and music publishing. Mr. Stevens served as Vice President of Corporate Strategy at Scientific Games Corporation from 2011 to 2014 where he worked on M&A and corporate strategy in gaming and lottery. Mr. Stevens served as Executive Vice President of Bluefly, Inc., a publicly traded fashion retailer, from 1999 to 2002. Mr. Stevens served as Vice President and Partner in the New York Strategy Practice of Mercer Management Consulting (the strategy consulting arm of Marsh & McLennan) from 1992 to 1999 where he led engagements in consumer products, industrial products, business services and utilities. Prior to that he served as Senior Associate at Lorne Weil, Inc., a boutique corporate development and strategy consulting firm where he worked extensively in architectural & building products, passive electronic components, computing, printing technologies, cable television and food equipment. Mr. Stevens holds an MBA from Columbia University where he was a Lawrence Wein fellow; an M.S. in Economics from the University of Wisconsin, and a B.A. in Economics from the University of Rhode Island. Mr. Stevens served on the Board of Directors of Bluefly, Inc. and Axsys Technologies (Audit and Governance), an optoelectronics supplier which was sold to General Dynamics. We believe that Mr. Stevens is well-qualified to serve as a member of the Board due to his prior board and operations experience.

Rayne Steinberg has served on our Board of Directors since November 2024. Mr. Steinberg has also served as an independent director of Willow Lane II since February 2026 Since November 2019, Mr. Steinberg has been Chief Executive Officer at Arca Capital Management LLC. Mr. Steinberg leads the company’s strategic direction and is responsible for securities structuring and risk management. Since February 2018, he has been the Co-Founder and Chief Executive Officer, Praesidium Partners, Inc. (parent of Arca Capital Management LLC) and of Arca Investment Management, Inc., the investment adviser. Mr. Steinberg has an extensive history of financial and entrepreneurial success with nearly two decades of experience. Prior to founding Arca, Mr. Steinberg co-founded an asset management company, WisdomTree, where he was responsible for raising capital, creating intellectual property, and building and overseeing a sales team responsible for raising $50 billion in ETF assets under management. Mr. Steinberg holds a Bachelor of Science degree in Economics from The Wharton School of the University of Pennsylvania. We believe that Mr. Steinberg is well-qualified to serve as a member of the Board due to his prior finance and entrepreneurial experience.

Mauricio Orellana has served on our Board of Directors since November 2024. Mr. Orellana has also served as an independent director of Willow Lane II since February 2026. Since 2013, Mr. Orellana has served as a financial consultant to companies in Latin America in the media, infrastructure and services sectors. Currently he is the Managing Director of Blue Like an Orange Capital US LLC, a financial adviser to impact funds for transactions in emerging markets. Since November 2018, Mr. Orellana has served as a member of the Board of Stryve Foods. He previously served as Chief Operating Officer for Andina III from September 2016 until the consummation of the business combination with Stryve Foods. From August 2015 to March 2018, Mr. Orellana served as Chief Financial Officer and a member of the board of directors of Andina II. From 2005 to 2013, Mr. Orellana was a Managing Director at Stephens Inc., a private investment banking firm. From 2000 to 2005, Mr. Orellana was a Vice President and Managing Director at Cori Capital Partners, L.P., a financial services firm. Prior to this, he served as Investment Officer for Emerging Markets Partnership and Inter-American Investment Corporation, each private investment firms. Mr. Orellana received a degree in electrical engineering from the Universidad Central de Venezuela and an M.B.A. from the Instituto de Education Superior de Administracion. We believe that Mr. Orellana is well-qualified to serve as a member of the Board due to his prior experience with Andina III and Andina II.

Simón Gaviria Muñoz has served on the Willow Lane Board of Directors since July 2025. Mr. Muñoz has also served as an independent director of Willow Lane II since February 2026. He is currently a board member of the Autoregulador del Mercador de Valores (AMV), the Colombian financial oversight board for capital markets. Since September 2020, Mr. Muñoz has served as a consultant for Federacion Nacional de Departamentos. From August 2014 to May 2017, he was a Director at Departamento Nacional de Planeachon. Prior to that position, from November 2011 to August 2014, Mr. Muñoz was the President of the Partido Liberal Colombiano, the largest political party in Colombia. From July 2006 to July 2014, Mr. Muñoz served in the Congreso de Colombia, as a Speaker of the House in 2011-2012 and a member of the committees on Economics, Budget and Planning. From September 2002 to July 2005, he was an Analyst at JP Morgan Investment Banking. Mr. Muñoz has a B.A. from the University of Pennsylvania, a master’s degree from Unversidad de Los Andes and a master’s degree in public administration from Harvard University. We believe that Muñoz is well-qualified to serve as a member of the Board due to prior finance and governmental administration experience.

Family Relationships

No family relationships exist between any of our directors, executive officers or Advisor other than as set for the below:

●	Lorne Weil, our Advisor, is the father of Luke Weil, our Chief Executive Officer and Chairman of our Board of Directors.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Advisor

Lorne Weil has served as our Advisor since November 2024. Mr. Weil has also served as the advisor of Willow Lane II since February 2026. Mr. Weil has served as the Executive Chairman of Inspired Entertainment, Inc. (“Inspired”) since the consummation of its business combination that created the current Inspired Entertainment, Inc. in December 2016. Mr. Weil was the co-sponsor and founder of Inspired’s predecessor, Hydra Industries, and served as its Chairman and Chief Executive Officer since its formation in 2014. Mr. Weil has been a principal of Hydra Management, an investment vehicle he formed, since September 2014. Mr. Weil was Chairman of the Board of Scientific Games Corporation (and its predecessor, Autotote Corporation) from October 1991 to November 2013. Mr. Weil also served as the Chief Executive Officer of Scientific Games Corporation from 1992 to 2008 and from November 2010 to November 2013 and as the President from August 1997 to June 2005. Prior to joining Scientific Games, Mr. Weil was President of Lorne Weil, Inc. from 1979 to November 1992. From 1974 to 1979, Mr. Weil was Vice President — Corporate Development at General Instrument Corporation. From 1970 to 1974, Mr. Weil was a manager with the Boston Consulting Group. Mr. Weil received his undergraduate degree from the University of Toronto, an M.S. degree from the London School of Economics and an M.B.A. from Columbia University. In 2011, Mr. Weil was the sponsor and Chairman of the Board of Andina I, and is currently the Chairman of its successor entity, Tecnoglass Inc. Mr. Weil served as Executive Chairman of Leisure Acquisition Corp., a blank check company, from September 2017 until it completed a business combination in June 2021.

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

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five (5) members and is divided into three (3) classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, which consists of Mr. Orellana, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Messrs. Steinberg and Muñoz, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Messrs. Stevens and Weil, will expire at the third annual general meeting.

Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on the appointment and removal of directors. Our Public Shareholders are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution approved by the holders of Class B Ordinary Shares.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Our Board of Directors has two standing committees: the Audit Committee and the Compensation Committee. Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

We have established the Audit Committee of the Board of Directors. Messrs. Stevens, Steinberg and Orellana serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Messrs. Stevens, Steinberg and Orellana are each independent.

Mr. Orellana serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Orellana qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted a charter of the Audit Committee, which details the principal functions of the Audit Committee, including:

●	assisting with Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

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

We have adopted a charter of the Compensation Committee, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

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

Director Nominations

We do not have a standing nominating committee though we would form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Stevens, Steinberg, Orellana and Muñoz. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Articles.

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

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On November 7, 2024, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

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

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, have been and will continue to be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note. As of December 31, 2025 and 2024, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note are no longer available;
●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by an affiliate of our Sponsor, in an amount equal to $10,000 per month through the earlier of consummation of the initial Business Combination and our liquidation, pursuant to the Administrative Services Agreement;
●	Payment of consulting, success or finder fees to our independent directors or Advisor or their respective affiliates in connection with the consummation of our initial Business Combination;
●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and
●	Repayment of any Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by the Compensation Committee, which consists solely of independent directors, or by a majority of the independent directors on our Board of Directors.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination, such as the Boost Run Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to the members of our Management Team. The amount of such compensation may not be known at the time of the proposed Business Combination, because the directors of the post-Business Combination business will be responsible for determining executive officer and director compensation.

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

For more information on the proposed employment arrangements in connection with the Boost Run Business Combination, see Item 1. “Business” and the Boost Run Registration Statement.

Compensation Recovery and Clawback Policy

On November 7, 2024, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of February 19, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 17,278,674 shares of our Ordinary Shares, consisting of (i) 12,650,000 Class A Ordinary Shares and (ii) 4,628,674 Class B Ordinary Shares, issued and outstanding as of February 19, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors of the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as such Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Total Outstanding Ordinary Shares
Willow Lane Sponsor, LLC (2)(3)(4)	—	—	4,628,674	100%	26.79%
B. Luke Weil(2)(3)(4)	—	—	4,628,674	100%	26.79%
George Peng(4)	—	—	—	—	—
Marjorie Hernandez(4)	—	—	—	—	—
Robert Stevens(4)	—	—	—	—	—
Rayne Steinberg(4)	—	—	—	—	—
Mauricio Orellana(4)	—	—	—	—	—
Simón Gaviria Muñoz(4)	—	—	—	—	—
All officers and directors as a group (seven person)	—	—	4,628,674	100%	26.79%

Other 5% Shareholders
Magnetar Parties(5)	1,250,000	9.88%	—	—	7.23%
Islet Parties(6)	1,153,200	8.72%	—	—	6.67%
Goldman Parties(7)	851,631	5.90%	—	—	4.93%
Hiddenite Parties(8)	750,000	5.85%	—	—	4.34%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Willow Lane Acquisition Corp., 250 West 57th Street, Suite 415, New York, NY 10107.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will (unless otherwise provided in our initial Business Combination agreement, such as the Boost Run BCA) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, and may be converted at any time prior to our initial Business Combination, at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Willow Lane Sponsor, LLC, our Sponsor, is the record holder of such Ordinary Shares. Mr. Weil is the sole managing member of our Sponsor and holds voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Weil disclaims any beneficial ownership of the securities held by our Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	Our officers and directors hold indirect interest in the Founder Shares held directly by our Sponsor. Our Chief Financial Officer, Mr. Peng, holds an indirect interest in 101,250 Founder Shares through membership interests in our Sponsor and our Treasurer and Director of Business Development, Ms. Hernandez, holds an indirect interest in 45,000 Founder Shares through membership interests in our Sponsor. In addition, our independent directors have received for their services as a director an indirect interest in Founder Shares through membership interests in our Sponsor. Mr. Orellana holds an indirect interest in 35,000 Founder Shares through membership interests in our Sponsor, Mr. Stevens holds an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor and Mr. Steinberg holds an indirect interest in 35,000 Founder Shares through membership interests in our Sponsor.

(5)	The reported position is according to a Schedule 13G filed with the SEC on January 29, 2025 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and (iv) David J. Snyderman, a citizen of the United States (“Mr. Snyderman”, collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Parties”), in connection with Public Shares held for the following funds (collectively, the Magnetar Funds”): (x) Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies and (y) Magnetar Structured Credit Fund, LP, a Delaware limited partnership and Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund-T LLC, all Delaware limited liability companies. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Public Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(6)	The reported position is according to a Schedule 13G filed with the SEC on December 3, 2025 by (i) Islet Management, LP, a Delaware limited partnership (“Islet”) and (ii) Joseph Samuels, a citizen of the United States (“Mr. Samuels”, and together with Islet, the “Islet Parties”). Islet acts as investment manager to, and exercises investment discretion with respect to two accounts that hold Public Shares (the “Islet Accounts”). Mr. Samuels is the Chief Executive Officer and Chief Investment Officer of Islet. As investment manager to the Islet Accounts, Islet, pursuant to investment advisory agreements, has discretionary investment authority and voting power with respect to the Public Shares beneficially owned by the Accounts. As the Chief Executive Officer and Chief Investment Officer of Islet, Mr. Samuels has the ability to exercise investment discretion over the Islet Accounts. The principal business address of each of the Islet Parties is590 Madison Avenue, 27th Floor New York, NY 10022.
(7)	The reported position is according to a Schedule 13G filed with the SEC on May 9, 2025 by (i) The Goldman Sachs Group, Inc., a Delaware corporation (“GS Group”) and (ii) Goldman Sachs & Co. LLC, a New York limited liability company (“Goldman Sachs”, and together with GS Group, the “Goldman Parties”). The Public Shares reported as being held by GS Group, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Goldman Sachs, a broker or dealer and an investment adviser. Goldman Sachs is a subsidiary of GS Group. The principal business address of each of the Goldman Parties is 200 West Street, New York, New York 10282.
(8)	The reported position is according to a Schedule 13G filed with the SEC on October 2, 2025 by (i) Hiddenite Capital Partners LP, a Delaware Limited Partnership and Investment Adviser (“Hiddenite Capital”), (ii) Hiddenite Capital Master Fund Ltd., a company incorporated in the Cayman Islands (“Hiddenite Master”), (iii) Hiddenite Capital Holdings LLC, a Delaware limited liability company and the General Partner of Hiddenite Capital (“Hiddenite Holdings”) and (iv) and Ryan Russell Packard, a citizen of the United States, who is the Managing Member of Hiddenite Holdings and the Managing Partner of Hiddenite Capital (“Mr. Packard”, and collectively, with Hiddenite Capital, Hiddenite Master and Hiddenite Holdings, the “Hiddenite Parties”). The principal business address of each of the Hiddenite Parties is 1345 Avenue of the Americas, 2nd Floor, New York, New York 10105.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Boost Run Business Combination, please see Item 1. “Business” and the Boost Run Registration Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On July 17, 2024, our Sponsor paid $25,000 to cover offering costs in consideration of 4,364,250 Founder Shares. Subsequently, on September 27, 2024, we capitalized $26.4424 standing to the credit of our share premium account and issued to the Sponsor an additional 264,424 Founder Shares, as a result of which the Sponsor purchased and holds an aggregate of 4,628,674 Founder Shares. Following and as a result of that capitalization and issuance of additional Founder Shares, the Sponsor is deemed to have purchased the Founder Shares for $0.005 per share.

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

Pursuant to the Private Placement Warrants Purchase Agreements, our Sponsor, BTIG and Craig-Hallum purchased an aggregate of 5,145,722 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,145,722 in the Private Placement that closed simultaneously with our Initial Public Offering. Each Private Placement Warrant entitles the holder thereof to purchase one Class A Ordinary Share at $11.50 per share. Of those 5,145,722 Private Placement Warrants, our Sponsor purchased 4,007,222 Private Placement Warrants, and BTIG and Craig-Hallum, together, purchased 1,138,500 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants included as part of the Units sold in our Initial Public Offering, subject to certain limited exceptions as described in the IPO Registration Statement, including certain transfer restrictions. If we do not complete our initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering.

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

Commencing on November 8, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the year ended December 31, 2025 and the period from July 3, 2024 (inception) through December 31, 2024, we incurred and paid $120,000 and $20,000, respectively, in fees for these services pursuant to the Administrative Services Agreement.

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and were payable on the earlier of December 31, 2024, or the completion of our Initial Public Offering. The loan of $103,576 was fully repaid upon the consummation of our Initial Public Offering on November 18, 2024. As of December 31, 2025 and 2024, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note were no longer available.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans, except to the extent that the lender opts to convert such Working Capital Loans into warrants, as described below. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

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

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them and any other securities of our Company acquired by them prior to the consummation of our initial Business Combination (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. Notwithstanding anything to the contrary, BTIG and Craig-Hallum may only make a demand on one occasion and only during the five-year period beginning on the date the sales for the Initial Public Offering commenced. In addition, BTIG and Craig-Hallum may participate in a “piggyback” registration only during the seven-year period beginning on the date the sales for the Initial Public Offering commenced. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

For more information on the agreements entered into in connection with the Boost Run Business Combination, see Item 1. “Business” and the Boost Run Registration Statement.

Director Independence

Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Messrs. Stevens, Steinberg, Orellana and Muñoz are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and for the period from July 3, 2024 (Inception) through December 31, 2024 totaled approximately $118,000 and $99,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the year ended December 31, 2025 and the period from July 3, 2024 (Inception) through December 31, 2024.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum approximately $4,000 for the year ended December 31, 2025 and $0 for the period from July 3, 2024 (Inception) through December 31, 2024.for tax services, planning or advice

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay Withum for any other services for the year ended December 31, 2025 and the period from July 3, 2024 (Inception) through December 31, 2024.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statement

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from July 3, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from July 3, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from July 3, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-21

(2)	Financial Statement Schedules

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

Item 16.	Form 10-K Summary.

Omitted at our Company’s option.

WILLOW LANE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for year ended December 31, 2025 and for the period from July 3, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from July 3, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from July 3, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Willow Lane Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Willow Lane Acquisition Corp. as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and the period from July 3, 2024 (Inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Willow Lane Acquisition Corp. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year then ended and the period from July 3, 2024 (Inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that Willow Lane Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, if Willow Lane Acquisition Corp. is unable to raise additional funds to alleviate liquidity needs and complete a business combination, currently by November 12, 2026, then Willow Lane Acquisition Corp. will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Willow Lane Acquisition Corp.’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Willow Lane Acquisition Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Willow Lane Acquisition Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as Willow Lane Acquisition Corp.’s auditor since 2024.

New York, New York

February 19, 2026

PCAOB ID Number 100

WILLOW LANE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$322,830	$1,368,608
Reimbursement receivable	10,000	—
Prepaid expenses	121,954	132,158
Total current assets	454,784	1,500,766
Long-term prepaid insurance	—	89,583
Investments in Trust Account	132,583,821	127,163,421
Total Assets	$133,038,605	$128,753,770

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$923,157	$1,772
Accrued offering costs	—	75,000
Total current liabilities	923,157	76,772
Deferred Fee payable	4,427,500	4,427,500
Total Liabilities	5,350,657	4,504,272

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 12,650,000 shares at redemption value of approximately $10.48 and $10.05 per share at December 31, 2025 and 2024, respectively	132,583,821	127,163,421

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 12,650,000 shares subject to possible redemption) at December 31, 2025 and 2024	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,628,674 shares issued and outstanding at December 31, 2025 and 2024	463	463
Additional paid-in capital	—	—
Accumulated deficit	(4,896,336)	(2,914,386)
Total Shareholders’ Deficit	(4,895,873)	(2,913,923)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$133,038,605	$128,753,770

The accompanying notes are an integral part of these financial statements.

WILLOW LANE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from July 3, 2024 (inception) through December 31, 2024
General and administrative costs	$2,017,653	$167,031
Loss from operations	(2,017,653)	(167,031)

Other income:
Interest earned on cash in the bank account	35,703	—
Interest earned on Investments in Trust Account	5,420,400	283,921
Total other income	5,456,103	283,921

Net income	$3,438,450	$116,890

Weighted average shares outstanding of Class A Ordinary Shares	12,650,000	3,424,586
Basic and diluted net income per share, Class A Ordinary Shares	$0.20	$0.02
Weighted average shares outstanding of Class B Ordinary Shares	4,628,674	3,877,057
Basic and diluted net income per share, Class B Ordinary Shares	$0.20	$0.02

The accompanying notes are an integral part of these financial statements.

WILLOW LANE ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM JULY 3, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — July 3, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	4,628,674	463	24,537	—	25,000

Allocated value of transaction costs to Public Warrants	—	—	(71,545)	—	(71,545)

Fair value of Public Warrants at issuance	—	—	822,250	—	822,250

Sale of 5,145,722 Private Placement Warrants	—	—	5,145,722	—	5,145,722

Accretion for Class A Ordinary Shares to redemption amount	—	—	(5,920,964)	(3,031,276)	(8,952,240)

Net income	—	—	—	116,890	116,890

Balance – December 31, 2024	4,628,674	463	—	(2,914,386)	(2,913,923)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	(5,420,400)	(5,420,400)

Net income	—	—	—	3,438,450	3,438,450

Balance – December 31, 2025	4,628,674	$463	$—	$(4,896,336)	$(4,895,873)

The accompanying notes are an integral part of these financial statements.

WILLOW LANE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from July 3, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income	$3,438,450	$116,890
Adjustments to reconcile net income to net cash used in operating activities:

Payment of general and administrative costs through IPO Promissory Note	—	(81,365)
Interest earned on investments in Trust Account	(5,420,400)	(283,921)
Changes in operating assets and liabilities:
Reimbursement receivable	(10,000)	—
Prepaid expenses and insurance	99,785	(210,543)
Accrued expenses	921,387	1,772
Accrued offering costs	(75,000)	—
Net cash used in operating activities	(1,045,778)	(457,167)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(126,879,500)
Net cash used in investing activities	—	(126,879,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	123,970,000
Proceeds from sale of Private Placement Warrants	—	5,145,722
Payments of offering costs	—	(410,447)
Net cash provided by financing activities	—	128,705,275

Net Change in Cash	(1,045,778)	1,368,608
Cash – Beginning of period	1,368,608	—
Cash – End of period	$322,830	$1,368,608

Non-cash financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$14,137
Deferred offering costs paid through IPO Promissory Note - related party	$—	$81,030
Prepaid expenses paid through IPO Promissory Note - related party	$—	$335
Deferred Fee payable	$—	$4,427,500

The accompanying notes are an integral part of these financial statements.

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 3, 2024 (inception) through December 31, 2025, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Boost Run Business Combination (as defined and described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Willow Lane Sponsor, LLC, a Delaware limited liability Company (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 3, 2024, as amended (File No. 333-282495), was declared effective on November 7, 2024 (the “IPO Registration Statement”). On November 12, 2024, the Company consummated the initial public offering of 12,650,000 units of the Company at $10.00 per unit (the “Units”), which included the full exercise by the several underwriters of the Initial Public Offering (the “Underwriters”) of their over-allotment option (the “Over-Allotment Option”) in the amount of 1,650,000 Units (the “Option Units”), at $10.00 per Unit, generating gross proceeds of $126,500,000 (the “Initial Public Offering”, and such proceeds, the “IPO Proceeds”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”).

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

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Following the closing of the Initial Public Offering on November 12, 2024, the amount of $126,879,500 ($10.03 per Unit) from both the net proceeds of the Initial Public Offering and a portion of the net proceeds from the Private Placement was placed in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and are initially held in cash, including in demand deposit accounts at a bank, or invested in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status of the Company under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Except with respect to amounts withdrawn to pay taxes, other than excise taxes if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by November 12, 2026 (as may be extended by shareholder approval to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to extend the date by which the Company must consummate an initial Business Combination) or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”)), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles to modify (x) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of December 31, 2025, the amount of the Trust Account was $10.48 per Public Share.

The Ordinary Shares (as defined in Note 5) subject to redemption were recorded at a redemption value and classified as temporary equity at the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated November 7, 2024 (as amended, the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

Boost Run Business Combination

On September 15, 2025, the Company entered into a Business Combination Agreement (as amended by the Boost Run BCA Amendment (as defined and described in Note 10), the “Boost Run BCA”) with (i) Boost Run Holdings, LLC, a Delaware limited liability company (“Boost Run”), (ii) Boost Run Inc., a Delaware corporation (“Pubco”), (iii) Benchmark Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“SPAC Merger Sub”), (iv) Benchmark Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Company Merger Sub”, and together with the SPAC Merger Sub, the “Merger Subs”), (v) George Peng, solely in his capacity as the representative (the “SPAC Representative”), from and after the Effective Time (as defined below), of the Company’s shareholders as of immediately prior to the Effective Time and their successors and assigns (other than the holders of Boost Run’s issued and outstanding membership interests (the “Sellers”)), in accordance with the terms and conditions of the Boost Run BCA, and (vi) Andrew Karos, solely in his capacity as the representative (the “Seller Representative”), from and after the Effective Time, of the Sellers as of immediately prior to the Effective Time and their successors and assigns, in accordance with the terms and conditions of the Boost Run BCA.

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Prior to the Mergers (as defined below), the Company shall transfer, by way of continuation, out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation. At the consummation (the “Closing”) of the transactions contemplated by the Boost Run BCA (the “Boost Run Business Combination”), (i) SPAC Merger Sub shall merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger”), as a result of which the securities of the Company immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the consideration described in the Boost Run BCA; (ii) Company Merger Sub will merge with and into Boost Run, with Boost Run continuing as the surviving entity (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), as a result of which the securities of Boost Run immediately prior to the Effective Time shall no longer be outstanding and shall automatically be cancelled in exchange for the consideration described in the Boost Run BCA; and (iii) as a result of the Mergers, the Company and Boost Run will become wholly owned subsidiaries of Pubco and Pubco will become a publicly traded company. As used herein, “Effective Time” means 5:00 p.m. New York City Time. on the date of the Closing (or such other date and/or time as may be agreed in writing by Boost Run and the Company), at which time each of the Mergers shall be consummated simultaneously by the filing of appropriate certificates of merger with the Secretary of State of the State of Delaware.

 For more information regarding the Boost Run BCA and the Boost Run Business Combination, see Item 1 “Business” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, of which the accompanying financial statements and these notes thereto form a part (the “Report”), as well as the registration statement on Form S-4, which includes a proxy statement/prospectus, in connection with the Boost Run Business Combination and was initially filed by Pubco with the SEC on January 13, 2026, as may be amended from time to time (File No. 333-292712), and the other filings that the Company and Pubco may make from time to time with the SEC.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $322,830 in cash and working capital deficit of $468,373.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination, such as the Boost Run Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently November 12, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company). Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities in the accompanying financial statements should the Company be required to liquidate after the Combination Period. There can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $322,830 and $1,368,608 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Investments Held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account, amounting to $132,583,821 and $127,163,421, respectively, were held in money market funds investing in Treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in Treasury securities and generally have a readily determinable fair value, or a combination thereof. Such investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. No amounts were withdrawn from the Trust Account in 2025 and 2024.

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Accounting for Offering Costs”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Warrants were accounted for under equity treatment.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to its short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying financial statements. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

DECEMBER 31, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets. As of December 31, 2025 and 2024, the Class A Ordinary Shares subject to redemption reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds	$126,500,000
Less:
Proceeds allocated to Public Warrants	(822,250)
Class A Ordinary Shares issuance costs	(7,466,569)
Plus:
Remeasurement of carrying value to redemption value	8,952,240
Class A Ordinary Shares subject to possible redemption, December 31, 2024	127,163,421
Plus:
Remeasurement of carrying value to redemption value	5,420,400
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$132,583,821

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

The calculation of diluted net income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 11,470,722 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the year ended December 31, 2025 and for the period from July 3, 2024 (inception) through December 31, 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Year Ended December 31, 2025		For the Period from July 3, 2024 (inception) through December 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$2,517,346	$921,104	$54,823	$62,067
Denominator:
Weighted-average shares outstanding	12,650,000	4,628,674	3,424,586	3,877,057
Basic and diluted net income per Ordinary Share	$0.20	$0.20	$0.02	$0.02

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — INITIAL PUBLIC OFFERING

In the Initial Public Offering that closed on November 12, 2024, the Company sold 12,650,000 Units, which included the full exercise of the Over-Allotment Option in the amount of 1,650,000 Option Units, at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Pursuant to the Letter Agreement, the Sponsor and the Company’s directors and officers have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements as the Sponsor and the Company’s directors and officers with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (y) if the Company consummates a transaction after the initial Business Combination that results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest-bearing, unsecured and due at the earlier of December 31, 2024, or the closing of the Initial Public Offering. As of November 12, 2024, the Company had borrowed $103,576 under the IPO Promissory Note. Subsequently, on November 18, 2024, the Company paid the IPO Promissory Note balance of $103,576. As of December 31, 2025 and 2024, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note were no longer available.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 8, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2025, the Company incurred and paid $120,000 in fees for these services. For the period from July 3, 2024 (inception) through December 31, 2024, the Company incurred and paid $20,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

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

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated November 7, 2024, which the Company entered into with the Sponsor and the other signatories thereto. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to completion of the initial Business Combination. Notwithstanding anything to the contrary, BTIG and Craig-Hallum may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG and Craig-Hallum may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Underwriters were entitled to a cash underwriting discount of $2,530,000 (2.0% of the IPO Proceeds, including the proceeds from the Option Units). This amount was paid at the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting fee of up to $4,427,500 (3.50% of the IPO Proceeds held in the Trust Account, including the proceeds from the Option Units) upon the completion of the initial Business Combination (the “Deferred Fee”), subject to the terms of the underwriting agreement, dated November 7, 2024, that the Company entered into with BTIG as the representative of the Underwriters (as amended by the Underwriting Agreement Amendment (as defined below), the “Underwriting Agreement”). The Deferred Fee shall be based partly on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination. See Note 10 for more information on the Deferred Fee.

On October 17, 2025, the Company and BTIG entered into an amendment to the Underwriting Agreement (the “Underwriting Agreement Amendment”), pursuant to which the Deferred Fee of 3.5% of the IPO Proceeds payable to the Underwriters under the Underwriting Agreement upon the occurrence of the Specified Event (as defined in the Underwriting Agreement) shall be comprised of the following components: (i) a gross spread of 2.25% of the IPO Proceeds, payable to the Underwriters in cash, (ii) a gross spread of up to 0.75% of the IPO Proceeds, payable to the Underwriters in cash, such amount to be based on the funds available in the Trust Account after redemptions of Public Shares, solely in the event that the Company completes an initial Business Combination and (iii) a gross spread of 0.5% of the IPO Proceeds (the “Allocable Amount”), payable to BTIG in cash, provided that the Sponsor or the Company shall have the right to allocate (in their sole discretion) any portion of the Allocable Amount to pay for expenses incurred by the Company in consummating an initial Business Combination.

In addition, the Underwriting Agreement Amendment provides that each Underwriter may, prior to the Specified Event and at its sole discretion, forfeit all or any part of its right or claim to the Deferred Fee by giving written notice to the Company.

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

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 12,650,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On July 17, 2024, the Sponsor purchased, and the Company issued to the Sponsor, 4,364,250 Class B Ordinary Shares for $25,000, or approximately $0.006 per share. Subsequently, on September 27, 2024, the Company, through a share capitalization, issued to the Sponsor an additional 264,424 fully paid Class B Ordinary Shares; consequently, the Sponsor has purchased and holds an aggregate of 4,628,674 Class B Ordinary Shares. Following and because of that capitalization and issuance of additional Class B Ordinary Shares, the Sponsor is deemed to have purchased the Class B Ordinary Shares for $0.005 per share. As of December 31, 2025 and 2024, there were 4,628,674 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 26.79% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the exercises of the Over-Allotment Option and excluding the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants

As of December 31, 2025 and 2024, there were 11,470,722 Warrants outstanding, including 6,325,000 Public Warrants and 5,145,722 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the Warrant Agreement, dated November 7, 2024 that the Company entered into with Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of Class A Ordinary Shares issuable upon exercise or the exercise price of a Public Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a subdivision of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable upon exercise of each Warrant will be increased in proportion to such increase in the outstanding Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A Ordinary Share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following tables present information about the Company’s assets that are measured at fair value as of December 31, 2025 and 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Assets:
Investments in Trust Account	1	$132,583,821

	Level	December 31, 2024
Assets:
Investments in Trust Account	1	$127,163,421

The Company accounted for the 6,325,000 Public Warrants issued in connection with the Initial Public Offering and the 5,145,722 Private Placement Warrants issued in the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

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

Note 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the accompanying balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2025	For the Period from July 3, 2024 (Inception) Through December 31, 2024
General and administrative costs	$2,017,653	$167,031
Interest earned on investments in Trust Account	$5,420,400	$283,921

WILLOW LANE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

	December 31, 2025	December 31, 2024
Cash	$322,830	$1,368,608
Investments in Trust Account	$132,583,821	$127,163,421

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated November 7, 2024, which the Company entered into with Continental, as trustee of the Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the accompanying statements of operations and described within their respective disclosures.

Note 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheets date through the date that the accompanying financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

On January 9, 2026, Simón Gaviria Muñoz, a director of the Company, executed a joinder agreement to the amendment to the Letter Agreement that the Company entered into in connection with the Boost Run BCA, with Pubco, Boost Run and the Underwriters, on the one hand, and the Sponsor and the Company’s directors and officers, on the other hand.

On January 13, 2026, the Company entered into Amendment No. 1 to the Business Combination Agreement, dated as of January 13, 2026, with (i) Boost Run, (ii) Pubco, (iii) the Merger Subs, (iv) the SPAC Representative and (v) the Seller Representative (the “Boost Run BCA Amendment”), which amends the Boost Run BCA to, among other things, (i) extend the Outside Date (as defined in the Boost Run BCA) to June 30, 2026, and (ii) remove the covenant that the post-closing Pubco board be comprised of a majority of directors who qualify as “independent” under the continued listing rules of The Nasdaq Stock Market LLC, as they exist as of the date of the Report.

On January 13, 2026, Pubco, Goodrich ILMJS LLC (the “SPV”) and the Sponsor entered into an amendment to the earnout agreement, dated September 15, 2025, which was entered into in connection with the signing of the Boost Run BCA (the “Earnout Agreement Amendment”). The Earnout Agreement Amendment, among other things, amends the number of Pubco Class A Common Stock, par value $0.0001 (the “Pubco Class A Common Stock”) the Sponsor and the SPV will receive. Pursuant to the Earnout Agreement Amendment, the previous share allocation of 1,687,500 newly issued shares of Pubco Class A Common Stock to the Sponsor and the SPV each has been amended to reflect that the Sponsor and the SPV will now be eligible to receive up to 1,125,000 and 1,968,750 newly issued shares of Pubco Class A Common Stock, respectively.

On January 13, 2026, the Company entered into a letter agreement with Boost Run and Craig-Hallum, pursuant to which, Craig-Hallum has agreed to reduce its portion of the Deferred Fee by $500,000, in exchange for the right of participation in any in any subsequent financing by Pubco (the “Pubco Subsequent Financings”) after the Closing where a bank or agent is paid commissions or fees (the “Right of Participation”). The Right of Participation will last for 12 months after the Closing, and Craig-Hallum will be offered no less than 10% economics of the commissions or fees paid to banks or agents in the Pubco Subsequent Financings. The Right of Participation will expire at the earlier of (i) 12 months from the Closing and (ii) receipt by Craig-Hallum of at least $250,000 in net fees or commissions as part of the Pubco Subsequent Financings.

Pursuant to the Weil Consulting Agreement, dated January 13, 2026, Pubco has engaged B. Luke Weil, Chairman and Chief Executive Officer of the Company, to provide advice as needed with respect to business strategy and corporate governance and to use his reasonable efforts to introduce Pubco to clients and investors, commencing on the first business day following the day of the Closing and agreed to grant 336,000 shares of Pubco Class A Common Stock, subject to price-based vesting from the date of the Closing.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 7, 2024, by and between the Company and BTIG, as representative of the several underwriters of the Initial Public Offering. (2)
1.2	Amendment to the Underwriting Agreement, dated as of October 17, 2025, by and between the Company and BTIG. (5)
2.1	Business Combination Agreement, dated as of September 15, 2025, by and among the Company, Boost Run, Pubco, the Merger Subs, the SPAC Representative and the Seller Representative. (4)
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of January 13, 2026, by and among the Company, Boost Run, Pubco, the Merger Subs, the SPAC Representative and the Seller Representative. (6)
3.1	Amended and Restated Memorandum and Articles of Association. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4). (2)
4.4	Warrant Agreement, dated November 7, 2024, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities. (3)
10.1	Promissory Note, dated as of July 18, 2024, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated July 18, 2024, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Account Agreement, dated November 7, 2024, by and between the Company and Continental, as trustee. (2)
10.4	Registration Rights Agreement, dated November 7, 2024, by and among the Company, the Sponsor, BTIG and Craig-Hallum. (2)
10.5	Private Placement Warrants Purchase Agreement, dated November 7, 2024, by and between the Company and the Sponsor. (2)
10.6	Private Placement Warrants Purchase Agreement, dated November 7, 2024, by and among the Company, BTIG and Craig-Hallum. (2)
10.7	Letter Agreement, dated November 7, 2024, by and among the Company, its officers, directors and the Sponsor. (2)
10.8	Administrative Services Agreement, dated November 7, 2024, by and between the Company and BLW Office LLC, an affiliate of the Sponsor. (2)
10.9	Form of Indemnity Agreement. (2).
10.10	Form of Seller Support Agreement. (4)
10.11	Form of Lock-Up Agreement. (4)
10.12	Amendment to Letter Agreement, dated as of September 15, 2025, by and among the Company, the Sponsor, BTIG, Pubco, Boost Run and the Company’s officers and directors. (4)
10.13	Form of Non-Competition and Non-Competition Agreement by and among the Company, Pubco, Boost Run and Andrew Karos. (4)
10.14	Form of Amended and Restated Registration Rights Agreement. (4)
10.15	Transfer Agreement, dated as of September 15, 2025, by and between the Company and Goodrich ILMJS LLC. (4)
10.16	Earnout Agreement, dated as of September 15, 2025, by and among the Sponsor, Pubco and Goodrich ILMJS LLC. (4)
10.17	Earnout Agreement Amendment, dated January 13, 2026, by and among the Sponsor, Pubco and Goodrich ILMJS LLC. (6)
10.18	Letter Agreement, dated January 13, 2026, by and among the Company, Boost Run and Craig-Hallum. (6)
14	Code of Ethics.(3)
19	Insider Trading Policies and Procedures, adopted November 7, 2024. (3)

68

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy, adopted November 7, 2024. (3)
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
99.3	Consulting Agreement, dated January 13, 2026, by and between Pubco and B. Luke Weil. (6)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-282495), filed with the SEC on October 3, 2024.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2024.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2025.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2025.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2026.

69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2026	Willow Lane Acquisition Corp.

	By:	/s/ B. Luke Weil
	Name:	B. Luke Weil
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ B. Luke Weil	Chief Executive Officer and Director	February 19, 2026
B. Luke Weil	(Principal Executive Officer)

/s/ George Peng	Chief Financial Officer	February 19, 2026
George Peng	(Principal Financial and Accounting Officer)

/s/ Robert Stevens	Independent Director	February 19, 2026
Robert Stevens

/s/ Rayne Steinberg	Independent Director	February 19, 2026
Rayne Steinberg

/s/ Mauricio Orellana	Independent Director	February 19, 2026
Mauricio Orellana

/s/ Simón Gaviria Muñoz	Independent Director	February 19, 2026
Simón Gaviria Muñoz

70