Form 10-Q
period 2026-03-31
Willow Lane Acquisition Corp.
filed 2026-05-15
CIK 2032379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, the registrant did not have securities issued and outstanding.

WILLOW LANE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 27, 2025;

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC) on February 19, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 7, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“Amended and Restated Transfer Agreement” are to the Amended and Restated Transfer Agreement, dated as of April 24, 2026, by and between the Sponsor and the SPV (as defined below);

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Boost Run” are to Boost Run Holdings, LLC, a Delaware limited liability company;

●	“Boost Run Business Combination” are to the transactions contemplated by the Boost Run BCA (as defined below);

●	“Boost Run BCA” are to the Business Combination Agreement, dated as of September 15, 2025 and as amended by the Boost Run BCA Amendment (as defined below), by and among (i) our Company, (ii) Boost Run, (iii) Pubco (as defined below), (iv) the Merger Subs (as defined below), (v) the SPAC Representative (as defined below) in accordance with the terms and conditions of the Boost Run BCA and (vi) the Seller Representative (as defined below) in accordance with the terms and conditions of the Boost Run BCA;

●	“Boost Run BCA Amendment” are to Amendment No. 1 to the Business Combination Agreement, dated as of January 13, 2026, which we entered into with (i) Boost Run, (ii) Pubco, (iii) the Merger Subs, (iv) the SPAC Representative and (v) the Seller Representative;

●	“Boost Run Registration Statement” are to the Registration Statement on Form S-4 (File No. 333-292712), which includes a proxy statement/prospectus, in connection with the Boost Run Business Combination, and which was initially filed by Pubco and Boost Run with the SEC on January 13, 2026, and declared effective on April 8, 2026;

●	“BTIG” are to BTIG, LLC, the sole book-running manager for the Initial Public Offering and representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to the consummation of the Boost Run Business Combination;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to November 12, 2026 (or such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Willow Lane Acquisition Corp., a Cayman Islands exempted company;

●	“Company Merger Sub” are to Benchmark Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Craig-Hallum” are to Craig-Hallum Capital Group LLC, co-manager for the Initial Public Offering;

●	“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Effective Time” are to 5:00 p.m. New York City time on the date of the Closing (or such other date and/or time as may be agreed in writing by Boost Run and our Company), at which time each of the Mergers shall be consummated simultaneously by the filing of appropriate certificates of merger with the Secretary of State of the State of Delaware;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 12, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Proceeds” are to the gross proceeds of the Initial Public Offering;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on July 18, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 3, 2024, as amended, and declared effective on November 7, 2024 (File No. 333-282495);

●	“Letter Agreement” are to the Letter Agreement, dated November 7, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Mergers” are to (i) SPAC Merger Sub (as defined below) merging with and into our Company, with our Company continuing as the surviving entity, and (ii) Company Merger Sub merging with and into Boost Run, with Boost Run continuing as the surviving entity, together;

●	“Merger Subs” are to SPAC Merger Sub and Company Merger Sub, together;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,650,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Original Transfer Agreement” are to the Transfer Agreement, dated as of September 15, 2025, by and between the Sponsor and the SPV;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 1,650,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor, BTIG and Craig-Hallum in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated November 7, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated November 7, 2024, which we entered into with BTIG and Craig-Hallum, together;

●	“Pubco” are to Boost Run Inc., a Delaware corporation;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 7, 2024, which we entered into with the Sponsor, BTIG and Craig-Hallum;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Seller Representative” are to Andrew Karos, solely in his capacity as the representative, from and after the Effective Time, of the Sellers (as defined below) as of immediately prior to the Effective Time and their successors and assigns;

●	“Sellers” are to the holders of Boost Run’s issued and outstanding membership interests;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“SPAC Merger Sub” are to Benchmark Merger Sub I Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco;

●	“SPAC Representative” are to George Peng, solely in his capacity as the representative, from and after the Effective Time, of our shareholders as of immediately prior to the Effective Time and their successors and assigns (other than the holders of Boost Run’s issued and outstanding membership interests);

●	“Sponsor” are to Willow Lane Sponsor, LLC, a Delaware limited liability company;

●	“SPV” are to Goodrich ILMJS LLC;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $126,879,500 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated November 7, 2024 and as amended by the Underwriting Agreement Amendment (as defined below), which we entered into with BTIG, as representative of the Underwriters;

●	“Underwriting Agreement Amendment” are to the amendment to the Underwriting Agreement, dated October 17, 2025, which we entered into with BTIG, as representative of the Underwriters;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLOW LANE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$96,558	$322,830
Reimbursement receivable	—	10,000
Prepaid expenses	153,754	121,954
Total current assets	250,312	454,784
Investments in Trust Account	133,769,323	132,583,821
Total Assets	$134,019,635	$133,038,605

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$1,481,810	$923,157
Total current liabilities	1,481,810	923,157
Deferred Fee payable	4,427,500	4,427,500
Total Liabilities	5,909,310	5,350,657

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 12,650,000 shares at redemption value of approximately $10.57 and $10.48 per share at March 31, 2026 and December 31, 2025, respectively	133,769,323	132,583,821

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 12,650,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 4,628,674 shares issued and outstanding at March 31, 2026 and December 31, 2025	463	463
Additional paid-in capital	—	—
Accumulated deficit	(5,659,461)	(4,896,336)
Total Shareholders’ Deficit	(5,658,998)	(4,895,873)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$134,019,635	$133,038,605

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$764,675	$143,072
Loss from operations	(764,675)	(143,072)

Other income:
Interest earned on cash in the bank account	1,550	11,846
Interest earned on Investments in Trust Account	1,185,502	1,363,977
Total other income	1,187,052	1,375,823

Net income	$422,377	$1,232,751

Weighted average shares outstanding of Class A Ordinary Shares	12,650,000	12,650,000
Basic and diluted net income per share, Class A Ordinary Shares	$0.02	$0.07
Weighted average shares outstanding of Class B Ordinary Shares	4,628,674	4,628,674
Basic and diluted net income per share, Class B Ordinary Shares	$0.02	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	4,628,674	$463	$—	$(4,896,336)	$(4,895,873)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	(1,185,502)	(1,185,502)

Net income	—	—	—	422,377	422,377

Balance – March 31, 2026	4,628,674	$463	$—	$(5,659,461)	$(5,658,998)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	4,628,674	$463	$—	$(2,914,386)	$(2,913,923)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	(1,363,977)	(1,363,977)

Net income	—	—	—	1,232,751	1,232,751

Balance – March 31, 2025	4,628,674	$463	$—	$(3,045,612)	$(3,045,149)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$422,377	$1,232,751
Adjustments to reconcile net income to net cash used in operating activities:

Interest earned on investments in Trust Account	(1,185,502)	(1,363,977)
Changes in operating assets and liabilities:
Reimbursement receivable	10,000	—
Prepaid expenses and insurance	(31,800)	(26,987)
Accrued expenses	558,653	24,977
Net cash used in operating activities	(226,272)	(133,236)

Net Change in Cash	(226,272)	(133,236)
Cash – Beginning of period	322,830	1,368,608
Cash – End of period	$96,558	$1,235,372

The accompanying notes are an integral part of these unaudited condensed financial statements.

WILLOW LANE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 3, 2024 (inception) through March 31, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Boost Run Business Combination (as defined and described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on November 12, 2024, the amount of $126,879,500 ($10.03 per Unit) from both the net proceeds of the Initial Public Offering and a portion of the net proceeds from the Private Placement was placed in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account are held in cash, including in demand deposit accounts at a bank, or invested in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status of the Company under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of March 31, 2026, the amount of the Trust Account was $10.57 per Public Share.

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

Boost Run Business Combination

On September 15, 2025, the Company entered into a Business Combination Agreement (as amended by the Boost Run BCA Amendment (as defined below), the “Boost Run BCA”) with (i) Boost Run Holdings, LLC, a Delaware limited liability company (“Boost Run”), (ii) Boost Run Inc., a Delaware corporation (“Pubco”), (iii) Benchmark Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“SPAC Merger Sub”), (iv) Benchmark Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Company Merger Sub”, and together with the SPAC Merger Sub, the “Merger Subs”), (v) George Peng, solely in his capacity as the representative (the “SPAC Representative”), from and after the Effective Time (as defined below), of the Company’s shareholders as of immediately prior to the Effective Time and their successors and assigns (other than the holders of Boost Run’s issued and outstanding membership interests (the “Sellers”)), in accordance with the terms and conditions of the Boost Run BCA, and (vi) Andrew Karos, solely in his capacity as the representative (the “Seller Representative”), from and after the Effective Time, of the Sellers as of immediately prior to the Effective Time and their successors and assigns, in accordance with the terms and conditions of the Boost Run BCA.

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

On September 15, 2025, Pubco, Goodrich ILMJS LLC (the “SPV”) and the Sponsor entered into an earnout agreement, as amended on January 13, 2026 (the “Earnout Agreement), providing that the Sponsor may earn up to 1,125,000 newly issued shares of Pubco Class A Common Stock, par value $0.0001 (the “Pubco Class A Common Stock”), and the SPV may earn up to 1,968,750 newly issued shares of Pubco Class A Common Stock (or 3,093,750 shares in total) based on the performance of Pubco Class A Common Stock during the three-year period beginning on and following the Closing, as follows: in the event that the VWAP of Pubco Class A Common Stock equals or exceeds the prices set forth below for any 20 trading days within any consecutive 30 trading days during the specified earnout period, the Sponsor and the SPV shall be entitled to receive the following amounts of such shares: (i) $12.50 per share – 375,000 such shares for the Sponsor and 656,250 for the SPV; (ii) $15.00 per share – 375,000 such shares for the Sponsor and 656,250 for the SPV; and (iii) $17.50 per share – 375,000 such shares for the Sponsor and 656,250 for the SPV.

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

For more information regarding the Boost Run BCA and the Boost Run Business Combination, see (i) the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on February 19, 2026 (the “2025 Annual Report”), as well as (ii) the registration statement on Form S-4 (File No. 333-292712), which includes a proxy statement/prospectus, in connection with the Boost Run Business Combination and was initially filed by Pubco and Boost Run with the SEC on January 13, 2026, as amended (the “Boost Run Registration Statement”), and the other filings that the Company and Pubco made from time to time with the SEC.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $96,558 in cash and working capital deficit of $1,231,498.

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

Management plans to address this uncertainty through a Business Combination, such as the Boost Run Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently November 12, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company). Management has determined that the liquidity condition, the date of mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities in the accompanying unaudited condensed financial statements should the Company be required to liquidate after the Combination Period. There can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement and the 2025 Annual Report. The interim results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $96,558 and $322,830 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $133,769,323 and $132,583,821, respectively, were held in money market funds investing in Treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in Treasury securities and generally have a readily determinable fair value, or a combination thereof. Such investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. No amounts were withdrawn from the Trust Account in March 31, 2026 and December 31, 2025.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2024	$127,163,421
Plus:
Remeasurement of carrying value to redemption value	5,420,400
Class A Ordinary Shares subject to possible redemption, December 31, 2025	132,583,821
Plus:
Remeasurement of carrying value to redemption value	1,185,502
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$133,769,323

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

The calculation of diluted net income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 11,470,722 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three months ended March 31, 2026 and 2025. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$309,229	$113,148	$902,517	$330,234
Denominator:
Weighted-average shares outstanding	12,650,000	4,628,674	12,650,000	4,628,674
Basic and diluted net income per Ordinary Share	$0.02	$0.02	$0.07	$0.07

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

IPO Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest-bearing, unsecured and due at the earlier of December 31, 2024, or the closing of the Initial Public Offering. As of November 12, 2024, the Company had borrowed $103,576 under the IPO Promissory Note. Subsequently, on November 18, 2024, the Company paid the IPO Promissory Note balance of $103,576. As of March 31, 2026 and December 31, 2025, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note were no longer available.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 8, 2024, through the earlier of consummation of the initial Business Combination and the Company’s liquidation to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2026, the Company incurred and paid $30,000 in fees for these services. For the three months ended March 31, 2026 and 2025, the Company incurred and paid $30,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 12,650,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On July 17, 2024, the Sponsor purchased, and the Company issued to the Sponsor, 4,364,250 Class B Ordinary Shares for $25,000, or approximately $0.006 per share. Subsequently, on September 27, 2024, the Company, through a share capitalization, issued to the Sponsor an additional 264,424 fully paid Class B Ordinary Shares; consequently, the Sponsor has purchased and holds an aggregate of 4,628,674 Class B Ordinary Shares. Following and because of that capitalization and issuance of additional Class B Ordinary Shares, the Sponsor is deemed to have purchased the Class B Ordinary Shares for $0.005 per share. As of March 31, 2026 and December 31, 2025, there were 4,628,674 Class B Ordinary Shares issued and outstanding.

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

Warrants

As of March 31, 2026 and December 31, 2025, there were 11,470,722 Warrants outstanding, including 6,325,000 Public Warrants and 5,145,722 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The following tables present information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
Assets:
Investments in Trust Account	1	$133,769,323

	Level	December 31, 2025
Assets:
Investments in Trust Account	1	$132,583,821

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$764,675	$143,072
Interest earned on investments in Trust Account	$1,185,502	$1,363,977

	March 31, 2026	December 31, 2025
Cash	$96,558	$322,830
Investments in Trust Account	$133,769,323	$132,583,821

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated November 7, 2024, which the Company entered into with Continental, as trustee of the Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10 — COMPARATIVE INCOFRMATION

The Company changed presentation of the amounts related to the interest earned on cash in the bank account, which was previously included in the general and administrative expenses and currently presented separately as a separate component of the other income.

Statement of Operations For the Three Months Ended March, 2025

	As Previously		As Currently
	Reported	Change	Reported
General and administrative expenses	131,226	11,846	143,072
Loss from operations	(131,226)	(11,846)	(143,072)
Interest earned on cash in the bank account	—	11,846	11,846
Other income	$1,363,977	$11,846	$1,375,823

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On April 8, 2026, the Boost Run Registration Statement was declared effective.

On April 24, 2026, the Sponsor and the SPV entered into an Amended and Restated Transfer Agreement (the “Amended and Restated Transfer Agreement”) to amend and restate the Transfer Agreement, which the Sponsor and the SPV entered into simultaneously with the execution of the Boost Run BCA (the “Original Transfer Agreement”), to provide that, among other things, such purchase shall be completed on or before the six (6) month anniversary of the Closing. Specifically, the purchase shall be effected on or before the earlier of: (i) the six (6) month anniversary of the Closing; and (ii) the fifteenth (15th) calendar day after the effective date of the post-Closing registration statement registering the resale of the Transfer Securities (as defined in the Original Transfer Agreement), provided that the applicable lock-up period for such Transfer Securities has also expired. Prior to the consummation of such purchase, the Transfer Securities will be placed in an escrow account administered by Continental.

A copy of the Amended and Restated Transfer Agreement is attached as Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, of which the accompanying unaudited condensed financial statements and these notes form a part and is incorporated herein by reference.

On April 30, 2026, the Company’s shareholders approved, among other things, the Boost Run Business Combination at the extraordinary general meeting of the Company’s shareholders (the “Meeting”). In connection with the Meeting, no Company shareholders exercised their rights to redeem any Ordinary Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $134.5 million remains in the Trust Account.

On May 8, 2026 (the “Closing Date”), the parties consummated the transactions contemplated by the Boost Run BCA, as follows:

The Conversion

On the Closing Date, among other things, the Company caused the continuation and the domestication of the Company as a corporation incorporated under the laws of the State of Delaware (the “Conversion”), immediately followed by the deregistration of the Company as an exempted company in the Cayman Islands. The Conversion occurred in accordance with the Delaware General Corporation Law (the “DGCL”) and Part XII of the Companies Act (As Revised) of the Cayman Islands (the “Act”). Upon the Conversion, each issued and outstanding Company security remained outstanding and became a substantially identical security of the Company as a Delaware corporation.

The Mergers

Following the Conversion, and on the Closing Date, SPAC Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Pubco. Simultaneously with the SPAC Merger, Company Merger Sub merged with and into Boost Run, with, pursuant to the Certificate of Merger, the surviving entity continuing as Boost Run Services, LLC and a wholly-owned subsidiary of Pubco. As a result of the Boost Run Business Combination, the Company and Boost Run became wholly-owned subsidiaries of Pubco and Pubco became a publicly traded company.

Pursuant to the terms of the Boost Run BCA, at the Effective Time, by virtue of the Mergers, without any action on the part of any party or any other person:

●	Each share of capital stock of SPAC Merger Sub issued and outstanding immediately prior to the completion of the SPAC Merger (the “SPAC Merger Effective Time”) was automatically cancelled and converted into one share of common stock of the Company, with the same rights, powers and privileges as the shares so converted.
●	Each Public Unit that was issued and outstanding immediately prior to the SPAC Merger Effective Time was automatically separated, and the holder was deemed to hold one Ordinary Share and one-half of one Public Warrant. Each Ordinary Share that was issued and outstanding immediately prior to the SPAC Merger Effective Time was automatically cancelled and converted into the right to receive one share of Pubco Class A Common Stock. Each Public Warrant was converted into one Pubco Public Warrant and each Private Warrant was converted into one Pubco Private Warrant.
●	Each membership interest of Company Merger Sub outstanding immediately prior to the completion of the Company Merger (the “Company Merger Effective Time”) was converted into an equal number of membership interests of Boost Run.
●	Each issued and outstanding membership interest of Boost Run (“Company Interest”) issued and outstanding immediately prior to the Company Merger Effective Time was automatically cancelled and ceased to exist in exchange for the right to receive (i) to the holder of the Class A Units, an installment note in the initial principal amount of $8,500,000 (the “Note”), and (ii) a number of newly issued shares of Pubco Common Stock (defined below) equal to $441,500,000 divided by $10.00 per share (the “Merger Consideration”), consisting of 14,616,982 shares of Pubco Class A Common Stock and 29,533,018 shares of Pubco Class B Common Stock, par value $0.0001 per share (“Pubco Class B Common Stock”, and together with the Pubco Class A Common Stock, the “Pubco Common Stock”), plus (iii) the contingent right to receive up to 7,875,000 Karos Earnout Shares (as defined below) as described below.

On the Closing Date, Pubco issued an aggregate of 44,150,000 shares of Pubco Common Stock to the Sellers in exchange for their equity interests in Boost Run, consisting of 14,616,982 shares of Pubco Class A Common Stock and 29,533,018 shares of Pubco Class B Common Stock, representing aggregate merger consideration with a value of $441,500,000 based on a per share value of $10.00. In addition, Pubco issued the Note in the initial principal amount of $8,500,000 to Andrew Karos, Chief Executive Officer of Boost Run.

Earnout Shares

In connection with the Boost Run Business Combination, the holder of Class A Units of Boost Run (“Andrew Karos”) has the contingent right to receive up to 7,875,000 newly issued shares of Pubco Class A Common Stock (the “Karos Earnout Shares”), based on the performance of the Pubco Class A Common Stock during the three-year period following the Closing (the “Earnout Period”), as follows: (i) if the VWAP of the Pubco Class A Common Stock equals or exceeds $12.50 per share for any 20 trading days within any consecutive 30 trading days during the Earnout Period, 2,625,000 Karos Earnout Shares; (ii) if the VWAP equals or exceeds $15.00 per share under the same conditions, an additional 2,625,000 Karos Earnout Shares; and (iii) if the VWAP equals or exceeds $17.50 per share under the same conditions, an additional 2,625,000 Karos Earnout Shares.

In addition, pursuant to the Earnout Agreement, the Sponsor may earn up to 1,125,000 newly issued shares of Pubco Class A Common Stock (the “Sponsor Earnout Shares”) and the SPV may earn up to 1,968,750 newly issued shares of Pubco Class A Common Stock (the “SPV Earnout Shares”), for a total of 3,093,750 shares, based on the performance of the Pubco Class A Common Stock during the Earnout Period, with the same VWAP thresholds of $12.50, $15.00 and $17.50 per share described above.

Assumption of Warrants

In connection with the SPAC Merger, each outstanding Public Warrant was converted into one Pubco Public Warrant and each outstanding Private Warrant was converted into one Pubco Private Warrant. Each Pubco Public Warrant entitles the holder thereof to purchase one share of Pubco Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Pubco Private Warrants have substantially the same terms as the Pubco Public Warrants, subject to certain limited exceptions. As of the Closing Date, Pubco had 6,325,000 Pubco Public Warrants and 5,145,722 Pubco Private Warrants issued and outstanding.

Listing of Securities

Prior to the Closing Date, the Units, Class A Ordinary Shares and Public Warrants were listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “WLACU,” “WLAC” and “WLACW,” respectively. In connection with the Boost Run Business Combination, on May 8, 2026, the Units, Class A Ordinary Shares and Public Warrants ceased trading on Nasdaq.

As of the open of trading on May 11, 2026, the Pubco Class A Common Stock and Pubco Public Warrants began trading on Nasdaq under the symbols “BRUN” and “BRUNW,” respectively.

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

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 5,145,722 Private Placement Warrants to the Sponsor, BTIG and Craig-Hallum in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5,145,722. Of those 5,145,722 Private Placement Warrants, (i) the Sponsor purchased 4,007,222 Private Placement Warrants and (ii) BTIG and Craig-Hallum purchased an aggregate of 1,138,500 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $126,879,500 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until November 12, 2026, 24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

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

On September 15, 2025, Pubco, the SPV and the Sponsor entered into the Earnout Agreement, as amended on January 13, 2026, providing that the Sponsor may earn up to 1,125,000 newly issued shares of Pubco Class A Common Stock, and the SPV may earn up to 1,968,750 newly issued shares of Pubco Class A Common Stock (or 3,093,750 shares in total) based on the performance of Pubco Class A Common Stock during the three-year period beginning on and following the Closing.

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

For more information on Boost Run and the Boost Run Business Combination, please see the 2025 Annual Report and the Boost Run Registration Statement.

Recent Developments

On April 8, 2026, the Boost Run Registration Statement was declare effective.

On April 24, 2026, the Sponsor and the SPV entered into the Amended and Restated Transfer Agreement to amend and restate the Original Transfer Agreement, to provide that, among other things, such purchase shall be completed on or before the six (6) month anniversary of the Closing. Specifically, the purchase shall be effected on or before the earlier of: (i) the six (6) month anniversary of the Closing; and (ii) the fifteenth (15th) calendar day after the effective date of the post-Closing registration statement registering the resale of the Transfer Securities (as defined in the Original Transfer Agreement), provided that the applicable lock-up period for such Transfer Securities has also expired. Prior to the consummation of such purchase, the Transfer Securities will be placed in an escrow account administered by Continental.

A copy of the Amended and Restated Transfer Agreement is attached as Exhibit 99.3 to the Report and is incorporated herein by reference.

On April 30, 2026, the Company’s shareholders approved, among other things, the Boost Run Business Combination at the extraordinary general meeting of the Company’s shareholders (the “Meeting”). In connection with the Meeting, no Company shareholders exercised their rights to redeem any Ordinary Shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $134.5 million remains in the Trust Account.

On May 8, 2026, the Closing Date, the parties consummated the transactions contemplated by the Boost Run BCA, as follows:

The Conversion

On the Closing Date, among other things, the Company caused the continuation and the domestication of the Company as a corporation incorporated under the laws of the State of Delaware, immediately followed by the deregistration of the Company as an exempted company in the Cayman Islands. The Conversion occurred in accordance with the DGCL and Part XII of the Act. Upon the Conversion, each issued and outstanding Company security remained outstanding and became a substantially identical security of the Company as a Delaware corporation.

The Mergers

Following the Conversion, and on the Closing Date, SPAC Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Pubco. Simultaneously with the SPAC Merger, Company Merger Sub merged with and into Boost Run, with, pursuant to the Certificate of Merger, the surviving entity continuing as Boost Run Services, LLC and a wholly-owned subsidiary of Pubco. As a result of the Boost Run Business Combination, the Company and Boost Run became wholly-owned subsidiaries of Pubco and Pubco became a publicly traded company.

Pursuant to the terms of the Boost Run BCA, at the Effective Time, by virtue of the Mergers, without any action on the part of any party or any other person:

●	Each share of capital stock of SPAC Merger Sub issued and outstanding immediately prior to the completion of the SPAC Merger was automatically cancelled and converted into one share of common stock of the Company, with the same rights, powers and privileges as the shares so converted.
●	Each Public Unit that was issued and outstanding immediately prior to the SPAC Merger Effective Time was automatically separated, and the holder was deemed to hold one Ordinary Share and one-half of one Public Warrant. Each Ordinary Share that was issued and outstanding immediately prior to the SPAC Merger Effective Time was automatically cancelled and converted into the right to receive one share of Pubco Class A Common Stock. Each Public Warrant was converted into one Pubco Public Warrant and each Private Warrant was converted into one Pubco Private Warrant.
●	Each membership interest of Company Merger Sub outstanding immediately prior to the completion of the Company Merger was converted into an equal number of membership interests of Boost Run.
●	Each issued and outstanding Company Interest issued and outstanding immediately prior to the Company Merger Effective Time was automatically cancelled and ceased to exist in exchange for the right to receive (i) to the holder of the Class A Units, the Note in the initial principal amount of $8,500,000, and (ii) a number of newly issued shares of Pubco Common Stock equal to $441,500,000 divided by $10.00 per share, consisting of 14,616,982 shares of Pubco Class A Common Stock and 29,533,018 shares of Pubco Class B Common Stock, plus (iii) the contingent right to receive up to 7,875,000 Karos Earnout Shares as described below.

On the Closing Date, Pubco issued an aggregate of 44,150,000 shares of Pubco Common Stock to the Sellers in exchange for their equity interests in Boost Run, consisting of 14,616,982 shares of Pubco Class A Common Stock and 29,533,018 shares of Pubco Class B Common Stock, representing aggregate merger consideration with a value of $441,500,000 based on a per share value of $10.00. In addition, Pubco issued the Note in the initial principal amount of $8,500,000 to Andrew Karos, Chief Executive Officer of Boost Run.

Earnout Shares

In connection with the Boost Run Business Combination, Andrew Karos, the holder of Class A Units of Boost Run, has the contingent right to receive up to 7,875,000 newly issued Karos Earnout Shares, based on the performance of the Pubco Class A Common Stock during the Earnout Period, which is three-year period following the Closing, as follows: (i) if the VWAP of the Pubco Class A Common Stock equals or exceeds $12.50 per share for any 20 trading days within any consecutive 30 trading days during the Earnout Period, 2,625,000 Karos Earnout Shares; (ii) if the VWAP equals or exceeds $15.00 per share under the same conditions, an additional 2,625,000 Karos Earnout Shares; and (iii) if the VWAP equals or exceeds $17.50 per share under the same conditions, an additional 2,625,000 Karos Earnout Shares.

In addition, pursuant to the Earnout Agreement, the Sponsor may earn up to 1,125,000 newly issued Sponsor Earnout Shares and SPV may earn up to 1,968,750 newly issued SPV Earnout Shares, for a total of 3,093,750 shares, based on the performance of the Pubco Class A Common Stock during the Earnout Period, with the same VWAP thresholds of $12.50, $15.00 and $17.50 per share described above.

Assumption of Warrants

In connection with the SPAC Merger, each outstanding Public Warrant was converted into one Pubco Public Warrant and each outstanding Private Warrant was converted into one Pubco Private Warrant. Each Pubco Public Warrant entitles the holder thereof to purchase one share of Pubco Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Pubco Private Warrants have substantially the same terms as the Pubco Public Warrants, subject to certain limited exceptions. As of the Closing Date, Pubco had 6,325,000 Pubco Public Warrants and 5,145,722 Pubco Private Warrants issued and outstanding.

Listing of Securities

Prior to the Closing Date, the Units, Class A Ordinary Shares and Public Warrants were listed on Nasdaq under the symbols “WLACU,” “WLAC” and “WLACW,” respectively. In connection with the Boost Run Business Combination, on May 8, 2026, the Units, Class A Ordinary Shares and Public Warrants ceased trading on Nasdaq.

As of the open of trading on May 11, 2026, the Pubco Class A Common Stock and Pubco Public Warrants began trading on Nasdaq under the symbols “BRUN” and “BRUNW,” respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 3, 2024 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Boost Run Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $422,377, which consisted of interest earned on marketable securities held in the Trust Account of $1,185,502 and interest earned on funds kept in the bank account of $1,550, offset by operating expenses of $764,675.

For the three months ended March 31, 2025, we had a net income of $1,232,751, which consisted of interest earned on marketable securities held in the Trust Account of $1,363,977 and interest earned on funds kept in the bank account of $11,846, offset by operating expenses of $143,072.

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

For the three months ended March 31, 2026, net cash used in operating activities was $226,272. Net income of $422,377, which includes interest earned on marketable securities held in the Trust Account of $1,185,502 and changes in operating assets and liabilities, which provided $536,853 of cash from operating activities.

For the three months ended March 31, 2025, net cash used in operating activities was $133,237. Net income of $1,232,751, which includes interest earned on marketable securities held in Trust of $1,363,977 and changes in operating assets and liabilities, which used $2,011 of cash from operating activities.

As of March 31, 2026 and December 31, 2025, we had cash and investments held in the Trust Account of $133,769,323 and $132,583,821 (including $6,889,823 and $5,420,400 of interest income), respectively. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination company, to make other acquisitions and to pursue growth strategies.

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

As of March 31, 2026 and December 31, 2025, we had cash held outside of the Trust Account of $96,558 and $322,830, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and were payable on the earlier of December 31, 2024, or the completion of our Initial Public Offering. The loan of $103,576 was fully repaid upon the consummation of our Initial Public Offering on November 18, 2024. As of March 31, 2026 and December 31, 2025, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note were no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans, except to the extent that the lender opts to convert such Working Capital Loans into warrants, as described below. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1 “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 12, 2026. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on November 8, 2024, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026 and 2025, we incurred and paid $30,000, in fees for these services pursuant to the Administrative Services Agreement.

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

The Underwriters were entitled to a cash underwriting discount of $2,530,000 (2.0% of the IPO Proceeds, including the proceeds from sale of the Option Units). This amount was paid at the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of up to $4,427,500 (3.50% of the IPO Proceeds held in the Trust Account, including proceeds from the sale of the Option Units) upon the completion of the initial Business Combination, subject to the terms of the Underwriting Agreement, as amended by the Underwriting Agreement Amendment (see below), but such Deferred Fee shall be based partly on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

On October 17, 2025, we entered into the Underwriting Agreement Amendment with BTIG, pursuant to which the Deferred Fee of 3.5% of the IPO Proceeds payable to the Underwriters under the Underwriting Agreement upon the occurrence of the Specified Event (as defined in the Underwriting Agreement) shall be comprised of the following components: (i) a gross spread of 2.25% of the IPO Proceeds, payable to the Underwriters in cash, (ii) a gross spread of up to 0.75% of the IPO Proceeds, payable to the Underwriters in cash, such amount to be based on the funds available in the Trust Account after redemptions of Public Shares, solely in the event that we complete an initial Business Combination and (iii) a gross spread of 0.5% of the IPO Proceeds, payable to BTIG in cash, provided that the Sponsor or our Company shall have the right to allocate (in our sole discretion) any portion of such gross spread of 0.5% of the IPO Proceeds to pay for expenses incurred by us in consummating an initial Business Combination.

In addition, the Underwriting Agreement Amendment provides that each Underwriters may, prior to the Specified Event and at its sole discretion, forfeit all or any part of its right or claim to the Deferred Fee by giving written notice to us.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, (iii) 2025 Annual Report and (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025, as filed with the SEC on May 14, 2025, August 12, 2025 and November 12, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition.

For risks related to Boost Run, please see the Boost Run Registration Statement.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2	Amendment No. 1 to the Business Combination Agreement, dated as of January 13, 2026, by and among the Company, Boost Run, Pubco, the Merger Subs, the SPAC Representative and the Seller Representative. (1)
10	Letter Agreement, dated January 13, 2026, by and among the Company, Boost Run and Craig-Hallum. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Earnout Agreement Amendment, dated January 13, 2026, by and among the Sponsor, Pubco and the SPV. (1)
99.2	Consulting Agreement, dated January 13, 2026, by and between Pubco and B. Luke Weil. + (1)
99.3	Amended and Restated Transfer Agreement, dated as of April 24, 2026, by and between the Sponsor and the SPV. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on January 13, 2026.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on April 24, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	WILLOW LANE ACQUISITION CORP.

	By:	/s/ B. Luke Weil
	Name:	B. Luke Weil
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

